Form 10-Q
period 1995-09-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1995-11-06
CIK 910032

               UNITED STATES SECURITIES AND EXCHANGES COMMISSION

                             WASHINGTON D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1995


                         COMMISSION FILE NUMBER 0-22202


                          PAIRGAIN TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                   33-0282809
         (STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER
          INCORPORATION OF ORGANIZATION)    IDENTIFICATION NO.)


              14402 FRANKLIN AVENUE, TUSTIN, CALIFORNIA 92680-7013
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (714) 832-9922
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS ), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  X               NO
                               ---                 ---

THERE WERE 15,076,948 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE, OUTSTANDING ON SEPTEMBER 30, 1995.

                          PAIRGAIN TECHNOLOGIES, INC.


                                     INDEX


                                                                               Page
Part I    Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets
             at September 30, 1995 and December 31, 1994                        3

             Condensed Consolidated Statements of Income for the
             quarters and nine months ended September 30, 1995
             and 1994                                                           4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1995 and 1994              5

             Notes to Condensed Consolidated Financial Statements               6

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations                   9

Part II.  Other Information

     Item 1. Legal Proceedings                                                 13

     Item 2. Changes in Securities                                             13

     Item 3. Defaults upon Senior Securities                                   13

     Item 4. Submission of Matters to a Vote of Security Holders               13

     Item 5. Other Information                                                 13

     Item 6. Exhibits and Reports on Form 8-K                                  13

Signatures                                                                     14

                                PART I:  ITEM 1

                             FINANCIAL INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                      1995                   1994
                                                                                  -------------          ------------
                                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 12,945               $   711
   Short-term investments (Note 3)                                                     55,881                52,565
   Accounts receivable                                                                 11,193                10,168
   Inventories (Note 4)                                                                21,409                16,474
   Other current assets and deferred taxes                                              3,269                 3,229
                                                                                     --------               -------
Total current assets                                                                  104,697                83,147

Property and equipment, net                                                             6,515                 3,431
Other assets                                                                               89                    47
Note receivable                                                                         1,354                    --
                                                                                     --------               -------
Total assets                                                                         $112,655               $86,625
                                                                                     ========               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank (Note 5)                                                    $     --               $ 1,000
   Accounts payable and other current liabilities                                      11,525                10,779
                                                                                     --------               -------
Total current liabilities                                                              11,525                11,779
                                                                                     --------               -------
Stockholders' equity:
    Preferred stock, $.001 par value:
    Authorized shares - 2,000,000; Issued and
       outstanding shares - None                                                           --                    --
    Common stock, $.001 par value:
    Authorized shares - 30,000,000; Issued and outstanding shares -
       15,076,948 and 12,708,636 at September 30, 1995 and December 31,
       1994, respectively                                                                  15                    13
 Additional paid-in capital                                                            84,180                69,513
 Deferred compensation                                                                   (104)                 (170)
 Unrealized gain (loss) on marketable securities (Note 3)                                  89                  (210)
 Retained earnings                                                                     16,950                 5,700
                                                                                     --------               -------
Total stockholders' equity                                                            101,130                74,846
                                                                                     --------               -------
Total liabilities and stockholders' equity                                           $112,655               $86,625
                                                                                     ========               =======


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                             QUARTER ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                       -------------------------             ---------------------------
                                                         1995             1994                1995                1994
                                                       -------           -------             -------             -------
Revenues                                               $29,602           $15,246             $72,599             $41,391
Cost of revenues                                        15,834             8,417              37,958              23,208
                                                       -------           -------             -------             -------
Gross profit                                            13,768             6,829              34,641              18,183
                                                       -------           -------             -------             -------
Operating expenses:
  Research and development                               2,804             1,469               7,565               4,010
  Sales and marketing                                    2,736             1,339               6,827               3,851
  General and administrative                             1,769             1,172               4,857               3,150
                                                       -------           -------             -------             -------
Total operating expenses                                 7,309             3,980              19,249              11,011
                                                       -------           -------             -------             -------
Income from operations                                   6,459             2,849              15,392               7,172

Interest and other income, net                             482               627               1,915               1,955
                                                       -------           -------             -------             -------
Income before income taxes                               6,941             3,476              17,307               9,127

Provision for income taxes (Note 6)                      2,436             1,237               6,057               3,502
                                                       -------           -------             -------             -------
Net income                                             $ 4,505           $ 2,239             $11,250             $ 5,625
                                                       =======           =======             =======             =======

PER SHARE DATA (Note 7):
 Earnings per share                                    $  0.26           $  0.15             $  0.68             $  0.37
                                                       =======           =======             =======             =======
 Weighted average number of common
  and common equivalent shares
                                                        17,051            15,319              16,624              15,366
                                                       =======           =======             =======             =======


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                       1995                   1994
                                                                                      -------                -------
OPERATING ACTIVITIES
Net income                                                                            $11,250                $ 5,625
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                                          1,980                    597
 Amortization of deferred compensation                                                     66                     65
 Changes in operating assets and liabilities:
  Increase in Accounts receivable                                                      (1,025)                (1,868)
  Increase in Inventories                                                              (4,935)                (2,877)
  Increase in Other current assets and deferred taxes                                     (40)                  (252)
  Increase in Other assets                                                                (42)                   (20)
  Increase in Accounts payable and other current liabilities                              746                  4,117
                                                                                      -------                -------
Net cash provided by operating activities                                               8,000                  5,387
                                                                                      -------                -------

INVESTING ACTIVITIES
Net purchases of short-term investments                                                (2,823)                (3,863)
Purchases of property and equipment                                                    (5,064)                (1,269)
Increase in Notes receivable from Source-Comm                                          (1,354)                    --
Other                                                                                    (194)                    --
                                                                                      -------                -------
Net cash used in investing activities                                                  (9,435)                (5,132)
                                                                                      -------                -------

FINANCING ACTIVITIES
Payments on Notes payable to bank                                                      (1,000)                    --
Issuance of Common stock                                                               14,669                    121
                                                                                      -------                -------
Net cash provided by financing activities                                              13,669                    121
                                                                                      -------                -------
Increase in cash and cash equivalents                                                  12,234                    376
Cash and cash equivalents at beginning of period                                          711                 13,650
                                                                                      -------                -------
Cash and cash equivalents at end of period                                            $12,945                $14,026
                                                                                      =======                =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                         $    18                $     8
                                                                                      =======                =======
Income tax paid                                                                       $ 5,028                $ 3,058
                                                                                      =======                =======


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1995


1.  INTERIM PERIOD ACCOUNTING POLICIES

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1995, and consolidated results of operations for the three and nine months ended September 30, 1995, and September 30, 1994, and cash flows for the nine month periods ended September 30, 1995, and September 30, 1994. Results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of results to be expected for the full year ending December 31, 1995.

Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 1994.

Certain prior year amounts have been reclassified to conform with the current period's presentation.

2.  PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company, PairGain Technologies, Inc., and its wholly owned subsidiaries, PairGain Canada, Inc., and PairGain Services Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  INVESTMENTS

The Company invests primarily in tax free municipal bonds and US government securities. Investments at September 30, 1995, and December 31, 1994, are summarized as follows:





                                  (continued)

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

3.  INVESTMENTS (CONTINUED)

                                                                         (In thousands)
                                                                       Gross            Gross
                                                                    unrealized       unrealized         Fair
                                                     Cost              gain             loss            value
                                                   -------          ----------       ----------        -------
SEPTEMBER 30, 1995
Tax free municipal bonds and US Government
 securities                                        $55,739             $142             $ --           $55,881


DECEMBER 31, 1994
Tax free municipal bonds and US Government
 securities                                        $52,916             $ --             $351           $52,565


The unrealized gain (loss), net of tax, on investments of $89,000 and $(210,000) are included as separate components of stockholders' equity at September 30, 1995, and December 31, 1994, respectively.

4.  INVENTORY

   Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                                    (In thousands)
                                         September 30,           December 31,
                                             1995                   1994
                                         -------------           ------------
       Raw materials                        $ 4,228                 $ 4,743
       Work in process                       11,135                   9,529
       Finished goods                         6,046                   2,202
                                            -------                 -------
                                            $21,409                 $16,474
                                            =======                 =======

5.  NOTES PAYABLE TO BANK

The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $10,000,000, of which up to $2,000,000 may be utilized for the secured purchase of fixed assets (term loan), $2,000,000 for letters of credit and $2,000,000 for foreign exchange contracts. The line bears interest at the prime rate (8.75% at September 30, 1995) and borrowings under term loan provisions of the agreement bear interest at prime plus 1%. At September 30, 1995, the Company had no outstanding borrowings under this line of credit.

                                  (continued)

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


6.  INCOME TAXES

Income taxes are provided at the rate expected to be in effect for the entire year.


7.  PER SHARE DATA

Earnings per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the periods presented. Common equivalent shares include the Company's stock options and warrants outstanding during the periods presented computed using the treasury stock method, to the extent that such inclusion is not antidilutive.

                                PART I:  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PAIRGAIN TECHNOLOGIES, INC.


RESULTS OF OPERATIONS (quarter and nine months ended September 30, 1995, compared to quarter and nine months ended September 30, 1994)

REVENUES

Revenues for the quarter ended September 30, 1995, were $29.6 million, an increase of $14.4 million or 94% compared to the third quarter of 1994. Revenues for the 1995 nine month period were $72.6 million, an increase of 75% compared to revenues of $41.4 million in the prior year period. Of these increases in revenues, product revenues increased $14.5 million in the 1995 quarter compared to the 1994 quarter, and $31.8 million in the nine month period. These increases were offset by decreases in royalty income of $88,000 and $569,000, respectively, for the quarter and nine month periods. The increase in product revenues was due primarily to increases in unit sales volume of the Company's HiGain, PG-2, and Campus products. These increases were marginally offset by a decline in the average selling prices due to competitive pressures. The decrease in royalty income was due to a reduction of fees generated by licenses for the use of the Company's HDSL technology.

GROSS PROFIT

Gross profit increased $6.9 million or 102% to $13.8 million in the quarter ended September 30, 1995. Gross Profit for the nine month period was $34.6 million compared to $18.2 million in the prior year period. Gross profit as a percentage of revenues was 47% for the quarter ended September 30, 1995 compared to 45% in the 1994 quarter. For the nine months ended September 30, 1995 gross profit as a percentage of revenues was 48% compared to 44% in the 1994 period. These improvements in gross profit percentage are attributable to the Company's continuing engineering design changes, reduced prices for components, increased manufacturing efficiencies, and increases in volume. For the 1995 reporting periods, cost reductions more than offset declines in average selling prices, as compared with the 1994 periods.

The Company expects that increased competition will continue to place downward pressure on the average sales prices of its existing products. Declining average sales prices may adversely affect gross product margins on the Company's existing products if the Company is unable to fully offset such price reductions by reductions in the Company's per unit cost. The Company's ability to mitigate future declines in its gross product margin will depend in part upon its ability to introduce and sell new products with higher gross product margins and further reduce its per unit costs.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $2.8 million in the quarter ended September 30, 1995, compared to $1.5 million in the prior year period. Research and development expenses were $7.6 million compared to $4.0 million for the nine months ended September 30, 1995, and 1994, respectively. The 1995 increases in expenses were primarily due to the addition of personnel, depreciation on additional capital equipment, prototype expenditures and payments to outside consultants. As a percentage of revenues, research and development expenses were approximately 10% during the quarter and nine month periods ended September 30, 1995 and 1994.

SALES AND MARKETING

Sales and marketing expenses increased $1.4 million or 104% to $2.7 million and increased $3.0 million or 77% to $6.8 million, respectively, for the quarter and nine months ended September 30, 1995, as compared with the same periods in the prior year. The 1995 increases were primarily due to the addition of sales and marketing support personnel, commissions related to higher revenue levels, and increased advertising and travel. As a percentage of revenues, sales and marketing expenses were approximately 9% during the quarter and nine month periods ended September 30, 1995 and 1994.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $0.6 million or 51% and $1.7 million or 54%, respectively, for the quarter and nine months ended September 30, 1995, as compared with the 1994 periods. These increases were primarily due to the addition of personnel, payments to outside consultants related to the implementation of an information systems upgrade, and additional bad debt provisions. As a percentage of revenues, general and administrative expenses decreased to 6% and 7%, respectively, for the quarter and nine months ended September 30, 1995 compared to 8% for the quarter and nine months ended September 30, 1994.

INTEREST AND OTHER INCOME, NET

Interest and other income includes net interest income and net gain or loss on sales of investments. Interest and other income decreased $145,000 and $40,000, respectively, for the quarter and nine months ended September 30, 1995, as compared with the same periods in the prior year, largely due to lower net gains on sales of investments in the current year periods.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $1.2 million and $2.6 million, respectively, for the quarter and nine months ended September 30, 1995, as compared with the same periods in the prior year due to large increases in pre-tax income.


NET INCOME

As a result of the foregoing, the Company's net income increased $2.3 million to $4.5 million for the quarter ended September 30, 1995. Net income for the nine months ended September 30, 1995 was $11.3 million, an increase of 100% compared to the prior year's income of $5.6 million. Earnings per share for the quarter ended September 30, 1995 were $0.26 compared to $0.15 in the 1994 quarter. Earnings per share for the nine months ended September 30, 1995 were $0.68 compared to $0.37 for the nine months ended September 30, 1994. The weighted average number of common and common equivalent shares outstanding were
17.1 million and 15.3 million for the quarters ended September 30, 1995 and 1994, respectively. The weighted average number of common and common equivalent shares for the nine months ended September 30, 1995 and 1994, were
16.6 million and 15.4 million, respectively. These increases in common and common equivalent shares are primarily attributed to the issuance of 500,000 shares in the Company's secondary offering in March 1995, the granting of options to key employees of the Company, and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1995 over 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company had $68.8 million in cash, cash equivalents and short-term investments and $93.2 million in working capital. These figures represent an increase of $15.6 million in cash, cash equivalents and short-term investments and $21.9 million in working capital over the December 31, 1994 amounts. These increases are primarily due to the receipt of $13.2 million in cash from the Company's secondary stock offering that took place in March 1995. Although accounts receivable collection days at September 30, 1995, decreased to 35 days compared to 53 days at December 31, 1994, the Company's accounts receivable balance increased to $11.5 million from $10.2 million at the end of 1994 as a result of increased sales levels during the third quarter of 1995. Inventory increased to $21.4 million at September 30, 1995, compared to $16.5 million at December 31, 1994, due to higher shipment levels. However, inventory turns increased to 3.0 at the end of the third quarter, compared to 2.4 at the end of 1994.

Capital expenditures during the nine month period ended September 30, 1995 were $4.8 million compared to $1.3 million for the comparable period in 1994. The increase in capital spending was primarily due to tenant improvements at the Company's Tustin facility totaling $849,000 and the purchase of computer equipment, test equipment and software. The Company has entered into an agreement to purchase software and equipment to upgrade its information system capabilities. The total commitment thereunder is approximately $750,000, of which $561,000 has been invested as of September 30, 1995.

In May 1995, the Company amended the Loan and Security Agreement with its bank which provides for a revolving unsecured credit facility of $10 million, subject to sublimits for amounts utilized for term loans, letters of credit and foreign exchange contracts. The Loan Agreement contains operating covenants, including limitations on the ability to take certain corporate actions. The Loan Agreement also requires the Company to be in compliance with certain financial ratios. At September 30, 1995 the Company had no outstanding borrowings under the Loan Agreement and was in compliance with all financial and operating covenants. The amended Loan Agreement expires May 1, 1996.

On July 20, 1995, the Company entered into certain agreements with Source-Comm Corporation of Valencia, California ("Source-Comm"). Source- Comm is a cost/performance leader in remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Source-Comm's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company will lend Source-Comm $2.7 million and has rights to obtain a minority ownership position. During the third quarter, the Company advanced $1.4 million to Source-Comm. The remainder is to be funded during the fourth quarter of 1995.

The Company has no other material near-term commitments for its funds, which are currently held in investment grade, interest-bearing securities. The Company believes that cash generated from operations will be sufficient to fund anticipated operating expenses for the foreseeable future, although cash requirements in certain quarters may exceed internally-generated funds.

                           PART II. OTHER INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         Mr. Brian Kouri, a director of the Company since August 1992, resigned effective September 15, 1995. There were no disagreements between Mr. Kouri and the Company. Mr. Kouri's decision to resign was based solely upon the fact that during the third quarter of 1995, BCE Venture Capital, Inc., of which Mr. Kouri is an executive officer, disposed of the majority of its shares in the Company. As a result, BCE is no longer a significant stockholder in the Company. Accordingly, Mr. Kouri decided to focus his attention on BCE's other investments and businesses.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits:


         Exhibit No.
         10.34 PairGain Technologies, Inc. Common Stock Purchase Warrant dated May 10, 1995, issued to Brobeck, Phleger & Harrison

         10.35 PairGain Technologies, Inc. Common Stock Purchase Warrant dated August 3, 1995, issued to Nexus Applied Research, Inc.

         10.36      Amendment to Loan and Security Agreement dated May 3,
                    1995, between the Registrant and Silicon Valley Bank

         11.1       Computation of Per Share Earnings

         27         Financial Data Schedule


         (B) Reports filed on Form 8-K during the period:
             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PairGain Technologies, Inc.
                                    ------------------------------------------
                                                (Registrant)


Date:    November 6, 1995                  /s/ Charles W. McBrayer
      ----------------------        ------------------------------------------
                                             Charles W. McBrayer
                                    Vice President, Finance and Administration
                                            Chief Financial Officer
                                           (Duly Authorized Officer)


Date:    November 6, 1995                    /s/ Robert R. Price
      ----------------------        ------------------------------------------
                                               Robert R. Price
                                             Corporate Controller
                                          (Chief Accounting Officer)