Form 10-Q/A
period 1994-03-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-03-29
CIK 910032

               UNITED STATES SECURITIES AND EXCHANGES COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FIRST QUARTER ENDED MARCH 31, 1994


                         COMMISSION FILE NUMBER 0-22202



                          PAIRGAIN TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                      33-0282809
-------------------------------                       -------------------
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

                              YES      X       NO
                                     -----           -----

THERE WERE 12,379,364 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE OUTSTANDING ON MARCH 31, 1994.

                          PAIRGAIN TECHNOLOGIES, INC.

                                     INDEX

                                                                                Page
                                                                                ----
Part I.    Financial Information

       Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets
                   at March 31, 1994 and December 31, 1993                        3

                 Condensed Consolidated Statements of Income
                   for the quarters ended March 31, 1994 and 1993                 4

                 Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 1994 and 1993             5

                 Notes to Condensed Consolidated Financial Statements             6

       Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations              10


Part II.   Other Information

       Item 1.   Legal Proceedings                                               14

       Item 2.   Changes in Securities                                           14

       Item 3.   Defaults upon Senior Securities                                 14

       Item 4.   Submission of Matters to a Vote of Security Holders             14

       Item 5.   Other Information                                               14

       Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                       15

                                PART I:  ITEM 1

                             FINANCIAL INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              MARCH 31,      DECEMBER 31,
                                                                                1994             1993
                                                                             -----------     ------------
                                                                             (UNAUDITED)
                                                                             (RESTATED)
ASSETS

Current assets:

    Cash and cash equivalents                                                  $  7,344         $13,650
    Short-term investments                                                       36,202          36,270
    Accounts receivable                                                           5,575           5,450
    Inventories                                                                   9,484          10,499
    Other current assets and deferred taxes                                          72              39
                                                                               --------         -------
Total current assets                                                             58,677          65,908
Property and equipment, net                                                       2,487           2,265
Other assets                                                                         24              30
                                                                               --------         -------
Total assets                                                                   $ 61,188         $68,203
                                                                               ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and other current liabilities                             $  4,258         $ 2,967
                                                                               --------         -------

Total current liabilities                                                         4,258           2,967

Stockholders' equity:

    Preferred stock, $.001 par value:
      Authorized shares - 2,000,000;
      Issued and outstanding shares - None                                           --              --
    Common stock, $.001 par value
      Authorized shares - 30,000,000;
      Issued and outstanding shares - 12,379,364
      and 12,337,610 at March 31, 1994
      and December 31, 1993, respectively                                            12              12
Additional paid-in capital                                                       68,386          68,348
Deferred compensation                                                              (235)           (257)
Unrealized loss on marketable securities                                           (154)             --
Accumulated deficit                                                             (11,079)         (2,867)
                                                                               --------         -------
Total stockholders' equity                                                       56,930          65,236
                                                                               --------         -------
Total liabilities and stockholders' equity                                     $ 61,188         $68,203
                                                                               ========         =======


           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ---------------------------
                                                             1994             1993
                                                          ----------       ----------
                                                          (RESTATED)
Revenues                                                    $12,482         $ 7,448
Cost of revenues                                              7,115           3,615
                                                            -------         -------
Gross profit                                                  5,367           3,833

Operating expenses:
Research and development                                      1,246             842
Selling and marketing                                         1,175             745
General and administrative                                      846             676
                                                            -------         -------
Total operating expenses                                      3,267           2,263
                                                            -------         -------
Income from operations                                        2,100           1,570
Interest and other income, net                                  368             (84)
Loss on investments                                          (9,664)             --
                                                            -------         -------
(Loss) income before income taxes                            (7,196)          1,486

Provision for income taxes                                    1,016             164
                                                            -------         -------
Net (loss) income                                           $(8,212)        $ 1,322
                                                            =======         =======
PER SHARE DATA:

Earnings (loss) per share                                   $ (0.66)        $  0.11
                                                            =======         =======
Weighted average number of common and common
  equivalent shares                                          12,375          11,565
                                                            =======         =======

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                           1994                1993
                                                                        ----------            -------
                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income                                                        $ (8,212)            $ 1,322
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:

  Depreciation and amortization                                               400                 139
  Losses on sales of investments                                            9,664                  --

Change in operating assets and liabilities:

  Accounts receivable                                                        (125)             (1,850)
  Inventories                                                               1,015                (342)
  Other current assets                                                        (33)                 (2)
  Other assets                                                                  6                  --
  Accounts payable and other current liabilities                            1,291                 327
                                                                         --------             -------
Net cash provided by (used in) operating activities                         4,006                (406)
                                                                         --------             -------
CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of investments                                               (9,939)                 --
Purchase of property and equipment                                           (411)               (296)
                                                                         --------             -------
Net cash used in investing activities                                     (10,350)               (296)
                                                                         --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under bank line of credit                                           --                 236
Payments on bank line of credit                                                --                 (64)
Proceeds from capital lease                                                    --                 264
Payments on capital lease                                                      --                 (16)
Proceeds from issuance of common stock and warrants                            38                   9
                                                                         --------             -------
Net cash provided by financing activities                                      38                 429
                                                                         --------             -------
Decrease in cash and cash equivalents                                      (6,306)               (273)
Cash and cash equivalents at beginning of period                           13,650               3,302
                                                                         --------             -------
Cash and cash equivalents at end of period                               $  7,344             $ 3,029
                                                                         ========             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                            $     --             $    73
                                                                         ========             =======
Income tax paid                                                          $    162             $    --
                                                                         ========             =======

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  RESTATEMENT OF PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

     In 1993 and 1994, the Company invested a portion of its excess cash with Capital Insight, Inc. ("Capital Insight"), a financial advisor and broker based in Beverly Hills, California. The Company had no funds invested with Capital Insight at either December 31, 1993 or December 31, 1994, as all such invested funds were returned to the Company prior to the end of each of those years.

     In early 1995, the Company again invested a portion of its excess cash with Capital Insight, with instructions that the funds be invested solely in U.S. Treasury securities with maturities of one year or less. These instructions were consistent with the investment guidelines which had been approved by the Company's Board of Directors in October 1994. However, these instructions were violated and the funds were used to engage in unauthorized trading in options and futures. In November 1995, the Company confirmed that it had incurred non-recurring losses of $15.8 million resulting from these inappropriate and unauthorized trading activities.

     The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three months ended March 31, 1994 was as follows:

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 1994
                                                                                --------------------
                                                                                (IN THOUSANDS EXCEPT
                                                                                 EARNINGS PER SHARE)
      Net income as previously reported                                               $ 1,620
                                                                                      =======
      Net income before adjustment for investment losses                              $ 1,620

      Adjustments to properly reflect investment losses:

         Investment losses                                                             (9,950)
         Provision for income taxes                                                       118
                                                                                      -------
      Net loss after adjustment for investment loss                                   $(8,212)
                                                                                      =======
      Net loss per share                                                              $ (0.66)
                                                                                      =======
      Weighted average shares outstanding used to compute net loss per share           12,375
                                                                                      =======
      Net income per share, as previously reported                                    $  0.11
                                                                                      =======
      Weighted average shares outstanding used to compute net income per
        share, as previously reported                                                  15,305
                                                                                      =======

    In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president. The derivative complaint states causes of action for breach of fiduciary duty, abuse of control, constructive fraud and gross mismanagement and waste of corporate assets. The suit seeks an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

    In January 1996, the Company filed suit, in Los Angeles federal court, against Mr. S. Jay Goldinger and Capital Insight, charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

    The Company does not maintain Directors and Officers liability insurance. However, under the terms of its articles of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters. The ultimate outcome of these complaints can not presently be determined and, accordingly, no provision for any loss or recovery that may result has been made in the Company's financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

2. INTERIM PERIOD ACCOUNTING POLICIES

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1994, and consolidated results of operations for the condensed consolidated statements of income for the three months ended March 31, 1994, and March 31, 1993, and cash flows for the three month periods ended March 31, 1994, and March 31, 1993. Results of operations for the three months ended March 31, 1994, are not necessarily indicative of results to be expected for the full year ending December 31, 1994.

    Although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1993.

    Certain prior year amounts have been reclassified to conform with the current period's presentation.

3. PRINCIPLES OF CONSOLIDATION

    The accompanying condensed consolidated financial statements include the accounts of the Company, PairGain Technologies, Inc., and its wholly owned subsidiaries, PairGain Canada, Inc., and PairGain Services Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

4.  SHORT-TERM INVESTMENTS

    The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") on January 1, 1994. Pursuant to Statement 115, the Company's short-term investments have been classified as either trading or available for sale at the time of purchase. Trading securities are carried at fair value with unrealized gains and losses included in the Company's results of operations. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The unrealized loss related to available for sale securities and included in stockholders' equity at March 31, 1994 was $154,000, net of tax.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


5.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 MARCH 31,      DECEMBER 31,
                                                   1994            1993
                                                 ---------      ------------
                                                      (IN THOUSANDS)
          Raw materials                           $2,585          $ 3,697
          Work in process                          4,321            4,442
          Finished goods                           2,578            2,360
                                                  ------          -------
                                                  $9,484          $10,499
                                                  ======          =======

6.  INCOME TAXES

    Income taxes are provided at the rate expected to be in effect for the entire year.

7.  PER SHARE DATA

    Net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission, common and preferred shares issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of shares issuable upon exercise of stock options granted during this period, have been included in the calculation of the shares used in computing net income per share as if they were outstanding for all periods presented (using the treasury stock method and the estimated public offering price in calculating equivalent shares).

                                PART I:  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PAIRGAIN TECHNOLOGIES, INC.

RESULTS OF OPERATIONS (quarter ended March 31, 1994, compared to quarter ended March 31, 1993)

REVENUES

    Revenues for the three months ended March 31, 1994 increased $5.0 million, or 68%, as compared with the same period in the prior year. Of this increase in revenue, product revenue increased $5.5 million, royalty income increased $571,000 and technology licensing fees decreased $1.0 million. The increase in product revenue was primarily due to a 255% increase in unit sales volume of the Company's HiGain product, a 56% increase in unit sales volume of the PG2 product and the introduction of the Company's Campus product line in June 1993. These increases were somewhat offset by a decline in the average selling price in both the HiGain and PG2 products due to competitive pressures. The increase in royalty income was primarily due to fees paid by Alcatel for the use of the Company's HDSL technology.

GROSS PROFIT

    The Company's gross profit increased $1.5 million for the three months ended March 31, 1994 as compared with the same period in the prior year. The growth in gross profit was attributable to the same factors indicated above and, in addition, the decline in price mentioned above was somewhat offset by a reduction in the per unit cost of the Company's HiGain product. The reduction in per unit cost was a result of continuing engineering design changes, reduced prices for components negotiated with the Company's vendors and reduced manufacturing overhead achieved through increases in volume.

PRODUCT MARGIN

    For the three months ended March 31, 1994, as compared with the same period in 1993, product margins decreased to 40% from 44%. This decrease in product margin was due to the reduction in average selling price at a rate greater than product cost reductions. The reductions in per unit cost were due to the same reasons given above. The Company expects that competition, with respect to its HiGain products, will continue to place downward pressure on average sales prices and may also continue to put downward pressure on the margins for this product.

OPERATING EXPENSES

    In order to support the growth of its business, the Company significantly expanded its levels of operations in all areas resulting in increased operating expenses. Operating expenses increased $1.0 million, or 44%, for the three months ended March 31, 1994 as compared with the same period in the prior year. Approximately 58% of this increase was due to the addition of personnel.

    Research and development expense increased $404,000, or 48%, for the three months ended March 31, 1994 as compared with the same period in the prior year. These increases were primarily due to the addition of personnel, depreciation on additions to capital equipment, prototype expenditures as new products were tested in the lab and payments to outside consultants.

    Selling and marketing expense increased $430,000, or 58%, for the three months ended March 31, 1994 as compared with the same period in the prior year. This increase was primarily due to growing levels of sales and marketing support personnel, commissions related to higher revenue levels, advertising and travel costs.

    General and administrative expense increased $170,000, or 25%, for the three months ended March 31, 1994 as compared with the same period in the prior year. This increase was due to the addition of an incentive compensation plan for 1994, personnel, a distributor currency fluctuation rebate, sales tax and travel costs. These increases were somewhat offset by a decrease in the provision for doubtful accounts.

INCOME FROM OPERATIONS

   As a result of the above, income from operations for the quarter ended March 31, 1994 increased 34% to $2.1 million, compared to $1.6 million for the 1993 quarter.

LOSS ON INVESTMENTS

    In 1993 and 1994, the Company invested a portion of its excess cash with Capital Insight, Inc. ("Capital Insight"), a financial advisor and broker based in Beverly Hills, California. The Company had no funds invested with Capital Insight at either December 31, 1993 or December 31, 1994, as all such invested funds were returned to the Company prior to the end of each of those years.

    In early 1995, the Company again invested a portion of its excess cash with Capital Insight, with instructions that the funds be invested solely in U.S. Treasury securities with maturities of one year or less. These instructions were consistent with the investment guidelines which had been approved by the Company's Board of Directors in October 1994. However, these instructions were violated and the funds were used to engage in unauthorized trading in options and futures. In November 1995, the Company confirmed that it had incurred non-recurring losses of $15.8 million resulting from these inappropriate and unauthorized trading activities.

    The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three months ended March 31, 1994 was as follows:

                                                                              THREE MONTHS ENDED
                                                                                MARCH 31, 1994
                                                                             --------------------
                                                                             (IN THOUSANDS EXCEPT
                                                                              EARNINGS PER SHARE)
      Net income as previously reported                                             $ 1,620
                                                                                    =======
      Net income before adjustment for investment losses                            $ 1,620

      Adjustments to properly reflect investment losses:

         Investment losses                                                           (9,950)
         Provision for income taxes                                                     118
                                                                                    -------
      Net loss after adjustment for investment loss                                 $(8,212)
                                                                                    =======
      Net loss per share                                                            $ (0.66)
                                                                                    =======
      Weighted average shares outstanding used to compute net loss per share         12,375
                                                                                    =======
      Net income per share, as previously reported                                  $  0.11
                                                                                    =======
      Weighted average shares outstanding used to compute net income per
        share, as previously reported                                                15,305
                                                                                    =======

    In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president. The derivative complaint states causes of action for breach of fiduciary duty, abuse of control, constructive fraud and gross mismanagement and waste of corporate assets. The suit seeks an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

    In January 1996, the Company filed suit, in Los Angeles federal court, against Mr. S. Jay Goldinger and Capital Insight, charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

    The Company does not maintain Directors and Officers liability insurance. However, under the terms of its articles of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters. The ultimate outcome of these complaints can not presently be determined and, accordingly, no provision for any loss or recovery that may result has been made in the Company's financial statements.

INTEREST INCOME (EXPENSE), NET

    Net interest income increased to $368,000 for the three months ended March 31, 1994 from net interest expense of $84,000 for the three months ended March 31, 1993. This was due to interest earned on cash and short term investments and a decrease in interest expense due to the repayment of amounts owed under the Company's line of credit and borrowings of $3.0 million from Alcatel.

PROVISION FOR INCOME TAXES

    The provision for income taxes was $1.0 million for the three months ended March 31, 1994, as the Company did not record any tax benefit from its investment losses in excess of its investments gains. For the three months ended March 31, 1993, the provision for income taxes was $164,000, or an 11% effective tax rate, primarily due to the use of net operating loss carryforwards in 1993. All of the Company's net operating loss carryforwards were used in 1993.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

    As a result of the above, the net loss for the 1994 quarter was $8.2 million or $0.66 per share, compared to income of $1.3 million or $0.11 per share in 1993. The weighted average number of common and common equivalent shares outstanding was 12.4 million and 11.6 million for the three months ended March 31, 1994 and 1993, respectively. The increase in the number of shares in 1994 was due to the initial public offering of the Company's stock in September 1993.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 1994, cash and cash equivalents decreased $6.3 million compared to a decrease of $300,000 in the three months ended March 31, 1993. The decrease in cash and cash equivalents resulted from the investment losses during the first quarter of 1994. Working capital was $54.4 million at March 31, 1994 compared to $62.9 million at December 31,
1993. The decrease in working capital was primarily due to losses realized on investments offset by cash provided by operating activities. Inventories decreased as unit sales volumes increased relative to material purchased. The income tax liability increased as the Company began providing for income taxes at statutory rates. In addition, the Company has a Loan and Security Agreement with its bank which provides for a revolving unsecured credit facility of $10.0 million, subject to sublimits for amounts utilized for term loans, letters of credit and exchange contracts. At March 31, 1994 there were no borrowings under the Loan Agreement.

    Capital expenditures relating primarily to the purchase of computer equipment, test equipment, furniture and fixtures and software amounted to $411,000 and $296,000 for the three months ended March 31, 1994 and 1993, respectively. The Company had no material capital commitments as of March 31, 1994 and believes that its cash and short term investments together with internally generated cash flow will be sufficient to meet its future working capital and capital expenditure requirements.

                           PART II. OTHER INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Scott O. Davis, the Company's Chief Financial Officer, submitted his resignation to take effect the earlier of June 1, 1994 or the selection of his successor by the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

             11.1  Computation of Per Share Earnings

         (B) Reports on Form 8-K

             None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.



                                             PairGain Technologies, Inc.
                                         -----------------------------------
                                                    (Registrant)




Date:   March 28, 1996                      /s/ CHARLES W. McBRAYER
                                         ------------------------------------
                                                Charles W. McBrayer
                                                Vice President, Finance
                                                and Administration
                                                Chief Financial Officer
                                                (Duly Authorized Officer)




Date:   March 28, 1996                      /s/ ROBERT R. PRICE
                                         ------------------------------------
                                                Robert R. Price
                                                Corporate Controller
                                                (Chief Accounting Officer)