Form 10-Q/A
period 1994-06-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-03-29
CIK 910032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                  FORM 10-Q/A


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                   FOR THE SECOND QUARTER ENDED JUNE 30, 1994


                         COMMISSION FILE NUMBER 0-22202



                          PAIRGAIN TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                            33-0282809
 -------------------------------                          ------------------
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

                              YES      X       NO
                                     ------        ------


THERE WERE 12,547,342 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE OUTSTANDING ON JUNE 30, 1994.

                          PAIRGAIN TECHNOLOGIES, INC.

                                     INDEX

                                                                                                          Page
                                                                                                          ----
 Part I.   Financial Information

           Item 1.   Financial Statements


                     Condensed Consolidated Balance Sheets
                       at June 30, 1994 and December 31, 1993                                              3

                     Condensed Consolidated Statements of Income for the
                       quarters and six months ended June 30, 1994 and 1993                                4

                     Condensed Consolidated Statements of Cash Flows
                       for the six months ended June 30, 1994 and 1993                                     5

                     Notes to Condensed Consolidated Financial Statements                                  6

           Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                                   10



 Part II.  Other Information

           Item 1.  Legal Proceedings                                                                     16

           Item 2.  Changes in Securities                                                                 16

           Item 3.  Defaults upon Senior Securities                                                       16

           Item 4.  Submission of Matters to a Vote of Security Holders                                   16

           Item 5.  Other Information                                                                     16

           Item 6.  Exhibits and Reports on Form 8-K                                                      16

 Signatures                                                                                               17

                               PART I:  ITEM 1

                            FINANCIAL INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            JUNE 30,            DECEMBER 31,
                                                                              1994                  1993
                                                                          -----------           ------------
                                                                          (UNAUDITED)
                                                                           (RESTATED)
 ASSETS
 Current assets:
   Cash and cash equivalents                                                $ 1,419               $13,650
   Short-term investments                                                    41,547                36,270
   Accounts receivable                                                        6,466                 5,049
   Inventories                                                               11,266                10,499
   Other current assets and deferred taxes                                      709                   440
                                                                            -------               -------
 Total current assets                                                        61,407                65,908
 Property and equipment, net                                                  2,803                 2,265
 Other assets                                                                    24                    30
                                                                            -------               -------
 Total assets                                                               $64,234               $68,203
                                                                            =======               =======


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

   Bank line of credit                                                      $ 1,000               $    --
   Accounts payable and other current liabilities                             4,743                 2,967
                                                                            -------               -------
 Total current liabilities                                                    5,743                 2,967

 Stockholders' equity:

   Preferred stock, $.001 par value:
     Authorized shares - 2,000,000;
     Issued and outstanding shares - None                                        --                    --
   Common stock, $.001 par value:
     Authorized shares - 30,000,000;
     Issued and outstanding shares - 12,547,342 and
     12,337,610 at June 30, 1994 and December 31, 1993,
     respectively                                                                13                    12
   Additional paid-in capital                                                68,427                68,348
   Deferred compensation                                                       (213)                 (257)
   Unrealized loss on marketable securities                                    (434)                   --
   Accumulated deficit                                                       (9,302)               (2,867)
                                                                            -------               -------
 Total stockholders' equity                                                  58,491                65,236
                                                                            -------               -------
 Total liabilities and stockholders' equity                                 $64,234               $68,203
                                                                            =======               =======


           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                        QUARTER ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                                   -----------------------            ------------------------
                                                    1994             1993               1994             1993
                                                   -------         -------            -------          -------
                                                 (RESTATED)                          (RESTATED)
Revenues                                           $13,663         $ 7,967            $26,145          $15,415
Cost of revenues                                     7,704           3,961             14,819            7,576
                                                   -------         -------            -------          -------
Gross profit                                         5,959           4,006             11,326            7,839

Operating expenses:

  Research and development                           1,403             890              2,649            1,732
  Sales and marketing                                1,443             824              2,618            1,569
  General and administrative                           890             659              1,736            1,335
                                                   -------         -------            -------          -------
Total operating expenses                             3,736           2,373              7,003            4,636
                                                   -------         -------            -------          -------
Income from operations                               2,223           1,633              4,323            3,203
Interest and other income (expense), net               330             (60)               698             (144)
Gain (loss) on investments                             236              --             (9,428)              --
                                                   -------         -------            -------          -------
Income (loss) before income taxes                    2,789           1,573             (4,407)           3,059
Provision for income taxes                           1,012             172              2,028              336
                                                   -------         -------            -------          -------
Net income (loss)                                  $ 1,777         $ 1,401            $(6,435)         $ 2,723
                                                   =======         =======            =======          =======

PER SHARE DATA:

Earnings (loss) per share                          $  0.12         $  0.12            $ (0.52)         $  0.24
                                                   =======         =======            =======          =======
Weighted average number of common and
  common equivalent shares                          15,236          11,565             12,441           11,492
                                                   =======         =======            =======          =======


           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               ------------------------------
                                                                                 1994                  1993
                                                                               ---------              -------
                                                                               (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income                                                               $ (6,435)             $ 2,723
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:

  Depreciation and amortization                                                      803                  294
  Losses on sales of investments                                                   9,428                   --

Change in operating assets and liabilities:

  Accounts receivable                                                             (1,417)                (707)
  Inventories                                                                       (767)              (3,748)
  Other current assets                                                              (269)                  (2)
  Other assets                                                                         6                   (6)
  Accounts payable and other current liabilities                                   1,776                2,224
                                                                                --------              -------
Net cash provided by operating activities                                          3,125                  778
                                                                                --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of investments                                                     (15,495)                  --
Purchase of property and equipment                                                  (941)                (652)
                                                                                --------              -------
Net cash used in investing activities                                            (16,436)                (652)
                                                                                --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under bank line of credit                                               1,000                1,572
Payments on bank line of credit                                                       --                  (64)
Payments on capital lease                                                             --                  (19)
Proceeds from issuance of common stock and warrants                                   80                   10
                                                                                --------              -------
Net cash provided by financing activities                                          1,080                1,499
                                                                                --------              -------
(Decrease) increase in cash and cash equivalents                                 (12,231)               1,625
Cash and cash equivalents at beginning of period                                  13,650                3,302
                                                                                --------              -------
Cash and cash equivalents at end of period                                      $  1,419              $ 4,927
                                                                                ========              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                                   $     --              $   153
                                                                                ========              =======
Income tax paid                                                                 $  1,774              $   100
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

        The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and six months ended June 30, 1994 was as follows:

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

                                                               THREE MONTHS    SIX MONTHS
                                                                  ENDED           ENDED
                                                               ------------    ----------
                                                                      JUNE 30, 1994
                                                               --------------------------
                                                                (IN THOUSANDS EXCEPT PER
                                                                     SHARE AMOUNTS)
Net income as previously reported                                 $ 1,765       $  3,385
                                                                  =======       ========

Net income before adjustment for investment losses                $ 1,765       $  3,385

Adjustments to properly reflect investment losses:

  Investment losses                                                  (108)       (10,058)
  Provision for income taxes                                          120            238
                                                                  -------       --------

Net income (loss) after adjustment for investment losses          $ 1,777       $ (6,435)
                                                                  =======       ========

Net income (loss) per share                                       $  0.12       $  (0.52)
                                                                  =======       ========


Weighted average shares outstanding used to compute
  net income (loss) per share                                      15,236         12,441
                                                                  =======       ========

Net income per share, as previously reported                      $  0.12       $   0.22
                                                                  =======       ========


Weighted average shares outstanding used to compute
  net income per share, as previously reported                     15,236         15,340
                                                                  =======       ========

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

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


2. INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1994, and consolidated results of operations for the condensed consolidated statements of income for the three and six months ended June 30, 1994, and June 30, 1993, and cash flows for the six month periods ended June 30, 1994, and June 30, 1993. Results of operations for the three and six months ended June 30, 1994, are not necessarily indicative of results to be expected for the full year ending December 31, 1994.

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

4.  SHORT-TERM INVESTMENTS

        The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") on January 1, 1994. Pursuant to Statement 115, the Company's short-term investments have been classified as either trading or available for sale at the time of purchase. Trading securities are carried at fair value with unrealized gains and losses included in the Company's results of operations. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The unrealized loss related to available for sale securities and included in stockholders' equity at June 30, 1994 was $434,000, net of tax.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)



5.  INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            JUNE 30,           DECEMBER 31,
                                             1994                 1993
                                            -------            ----------
                                                   (IN THOUSANDS)
      Raw materials                         $ 3,081              $ 3,697
      Work in process                         4,900                4,442
      Finished goods                          3,285                2,360
                                            -------              -------
                                            $11,266              $10,499
                                            =======              =======


6.  BANK LINE OF CREDIT

        The Company maintains a $10 million unsecured line of credit with a bank. During June 1994, $1 million was borrowed against this line.

7.  INCOME TAXES

        Income taxes are provided at the rate expected to be in effect for the entire year.

8.  PER SHARE DATA

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

                                PART I:  ITEM 2

                          PAIRGAIN TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (quarter and six months ended June 30, 1994, compared to quarter and six months ended June 30, 1993)

REVENUES

        Revenues for the three months and six months ended June 30, 1994 increased $5.7 million or 72% and $10.7 million or 70%, respectively, as compared with the same periods in the prior year. Of this increase in revenue, product revenue increased $5.8 million and $11.3 million, respectively, royalty income increased $277,000 and $848,000, respectively, and technology fees decreased $365,000 and $1.4 million, respectively. The increase in product revenue was due to three factors. First, unit sales volume of the Company's HiGain product increased 231% and 241%, respectively, for the three and six month periods ended June 30, 1994, as compared with the same periods in the prior year. Second, unit sales volume of the PG-2 product for the three and six month periods ended June 30, 1994, increased 110% and 81%, respectively, as compared to the same periods in the prior year. Third, the Company introduced its Campus product line in June 1993. These increases were somewhat offset by a decline in the average selling price in both the HiGain and PG-2 products due to competitive pressures. The increase in royalty income was primarily due to fees paid by Alcatel for the use of the Company's HDSL technology in products sold by Alcatel.

GROSS PROFIT

        For the three months ended June 30, 1994, as compared with the same period in 1993, gross product margins decreased to 41% from 50%. For the six months ended June 30, 1994, as compared with the same period in 1993, product margins decreased to 43% from 51%. Although the Company's gross profit margins decreased in these periods actual gross profit grew substantially. Gross profit increased $2.0 million and $3.5 million, respectively, for the three and six month periods ended June 30, 1994, as compared with the same periods in the prior year. This growth in gross profits was attributable to the same factors that contributed to the growth in the Company's revenues. In addition, the decline in average sales price was somewhat offset by a reduction in the per unit cost of the Company's HiGain product. This reduction in per unit cost was a result of continuing engineering design changes, reduced prices for components from vendors and reduced manufacturing overhead rates achieved through increases in volume.

PRODUCT MARGIN

        For the three months ended June 30, 1994, as compared with the same period in 1993, product margins decreased to 42% from 46%. For the six months ended June 30, 1994, as compared with the same period in 1993, product margins decreased to 41% from 45%. These decreases in product margin were due to the reduction in average selling price at a rate greater than product cost reductions. The Company expects that competition, with respect to its HiGain products, will continue to place downward pressure on average sales prices but less than has been experienced in the past. However, the ongoing per unit cost reduction effort should continue to offset sales price erosion, with an objective of limiting further erosion and creating an opportunity for margin improvement in the short run.

OPERATING EXPENSES

        In order to support the growth of its business, the Company has expanded significantly its levels of operations in all areas resulting in increased operating expenses. Operating expenses increased $1.4 million or 63% and $2.4 million or 51%, respectively, for the three and six month periods ended June 30, 1994, as compared with the same periods in the prior year. Of these increases, approximately half were due to the addition of personnel.

        Research and development expense increased $513,000 or 58% and $917,000 or 53%, respectively, for the three and six month periods ended June 30, 1994, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel, depreciation on additional capital equipment, prototype expenditures as new products were tested in the lab and payments to outside consultants.

        Selling and marketing expense increased $619,000 or 75% and $1.0 million or 67%, respectively, for the three and six month periods ended June 30, 1994, as compared with the same periods in the prior year. These increases were primarily due to growing levels of sales and marketing support personnel, commissions related to higher revenue levels, advertising and travel costs.

        General and administrative expense increased $231,000 or 35% and $401,000 or 30%, respectively, for the three and six month periods ended June 30, 1994, as compared with the same periods in the prior year. These increases were due to the addition of an incentive compensation plan for 1994, personnel expenses, sales tax, travel costs and investor relations. These increases were somewhat offset by a decrease in the provision for doubtful accounts.

INCOME FROM OPERATIONS

        As a result of the above, income from operations for the quarter ended June 30, 1994 increased 36% to $2.2 million, compared to $1.6 million for the 1993 quarter. Income from operations for the six months ended June 30, 1994 increased 35% to $4.3 million, compared to $3.2 million for the first half of 1993.

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

        In early 1995, the Company again invested a portion of its excess cash with Capital Insight, with instructions that the funds be invested solely in U.S. Treasury securities with maturities of one year or less. These instructions were consistent with the investment guidelines which had been approved by the Company's Board of Directors in October 1994. However, these instructions were violated and the funds were used to engage in unauthorized trading in options and futures. In November 1995, the Company confirmed that it had incurred non- recurring losses of $15.8 million resulting from these inappropriate and unauthorized trading activities.

        The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and six months ended June 30, 1994 was as follows:

                                                              THREE MONTHS    SIX MONTHS
                                                                 ENDED           ENDED
                                                              ------------    ----------
                                                                    JUNE 30, 1994
                                                              --------------------------
                                                               (IN THOUSANDS EXCEPT PER
                                                                    SHARE AMOUNTS)
Net income as previously reported                               $ 1,765         $  3,385
                                                                =======         ========
Net income before adjustment for investment losses              $ 1,765         $  3,385

Adjustments to properly reflect investment losses:

  Investment losses                                                (108)         (10,058)
  Provision for income taxes                                        120              238
                                                                -------         --------
Net income (loss) after adjustment for investment losses        $ 1,777         $ (6,435)
                                                                =======         ========
Net income (loss) per share                                     $  0.12         $  (0.52)
                                                                =======         ========


Weighted average shares outstanding used to compute
  net income (loss) per share                                    15,236           12,441
                                                                =======         ========
Net income per share, as previously reported                    $  0.12         $   0.22
                                                                =======         ========
Weighted average shares outstanding used to compute
  net income per share, as previously reported                   15,236           15,340
                                                                =======         ========

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

INTEREST INCOME (EXPENSE), NET

        Net interest income increased to $330,000 and $698,000, respectively, for the three and six months ended June 30, 1994, from net interest expense of $60,000 and $144,000, respectively, for the three and six months ended June 30, 1993. These changes were due to interest earned on cash and short-term investments and a decrease in interest expense due to the repayment of amounts owed under the Company's line of credit and borrowings of $3.0 million from Alcatel.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three and six months ended
June 30, 1994, was $1.0 million and $2.0 million, respectively, as the Company did not record any tax benefit from its investment losses in excess of its investment gains. The provision for income taxes for the three and six months ended June 30, 1993, was $172,000 and $336,000, respectively, or an 11% effective tax rate primarily due to the use of net operating loss carryforwards in 1993. All of the Company's net operating loss carryforwards were used in 1993.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

        Net income for the three months ended June 30, 1994 was $1.8 million or $0.12 per share, compared to $1.4 million or $0.12 per share for the same period in 1993. The weighted average number of common and common equivalent shares outstanding was 15.2 million and 11.6 million for the three months ended June 30, 1994 and 1993, respectively. The increase in shares in 1994 is due to the initial public offering of the Company's stock in September 1993.

        The net loss for the first six months of 1994 was $6.4 million or $0.52 per share, compared to income of $2.7 million or $0.24 per share in 1993. The weighted average number of common and common equivalent shares outstanding was
12.4 million and 11.5 million for the six months ended June 30, 1994 and 1993, respectively. The increase in shares in 1994 was due to the initial public offering of the Company's stock in September 1993.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 1994, cash and cash equivalents decreased $12.2 million compared to an increase of $1.6 million in the six months ended June 30, 1993. The decrease in cash and cash equivalents resulted from the investment losses during the first half of 1994. Working capital needs (accounts receivable plus net inventory minus accounts payable) remained at prior year levels due to more efficient management of these balance sheet items. Inventories increased as the Company added additional contract suppliers, who required components to build products, meet current backlog needs and future product demands. The income tax liability increased as the Company began providing for income taxes at statutory rates. In addition, the Company has a Loan and Security Agreement with its bank which provides for a revolving unsecured credit facility of $10.0 million, subject to sublimits for amounts utilized for term loans, letters of credit and exchange contracts. At June 30, 1994, $1.0 million remained outstanding under the Loan Agreement to finance short-term requirements. This amount was repaid the following quarter.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment and software amounted to $941,000 and $652,000 for the six months ended June 30, 1994, and 1993, respectively. The Company had no material capital commitments as of June 30, 1994, and believes that its cash and short-term investments together with internally generated cash flow will be sufficient to meet its working capital requirements, capital expenditure needs and strategic business demands through the end of its next fiscal year.

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (A) Exhibits:

                  11.1  Calculation of Per Share Earnings

              (B) Reports filed on Form 8-K during the period:

                  None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.




                                             PairGain Technologies, Inc.
                                       --------------------------------------
                                                    (Registrant)





Date:  March 28, 1996                   /S/ CHARLES W. McBRAYER
                                       --------------------------------------
                                            Charles W. McBrayer
                                            Vice President, Finance
                                            and Administration
                                            Chief Financial Officer
                                            (Duly Authorized Officer)





Date:  March 28, 1996                   /S/ ROBERT R. PRICE
                                       --------------------------------------
                                            Robert R. Price
                                            Corporate Controller
                                            (Chief Accounting Officer)