Form 10-Q/A
period 1994-09-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-03-29
CIK 910032

               UNITED STATES SECURITIES AND EXCHANGES COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1994


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

                              YES              NO
                                  ---------       ---------

THERE WERE 12,591,309 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE OUTSTANDING ON SEPTEMBER 30, 1994.

                          PAIRGAIN TECHNOLOGIES, INC.

                                     INDEX

                                                                                                  Page
                                                                                                  ----
 Part I.   Financial Information


           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets at
                      September 30, 1994 and December 31, 1993                                     3

                    Condensed Consolidated Statements of Income for the quarters
                      and nine months ended September 30, 1994 and 1993                            4

                    Condensed Consolidated Statements of Cash Flows for
                      the nine months ended September 30, 1994 and 1993                            5

                    Notes to Condensed Consolidated Financial Statements                           6

           Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of Operations                            10


 Part II.  Other Information


           Item 1.  Legal Proceedings                                                             15

           Item 2.  Changes in Securities                                                         15

           Item 3.  Defaults upon Senior Securities                                               15

           Item 4.  Submission of Matters to a Vote of Security Holders                           15

           Item 5.  Other Information                                                             15

           Item 6.  Exhibits and Reports on Form 8-K                                              15

 Signatures                                                                                       16

                                PART I:  ITEM 1

                             FINANCIAL INFORMATION


                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                            1994                  1993
                                                                        -------------         ------------
                                                                         (UNAUDITED)
                                                                         (RESTATED)
 ASSETS

 Current assets:

   Cash and cash equivalents                                              $14,026                 $13,650
   Short-term investments                                                  28,496                  36,270
   Accounts receivable                                                      6,917                   5,049
   Inventories                                                             13,376                  10,499
   Other current assets and deferred taxes                                    692                     440
                                                                          -------                 -------
 Total current assets                                                      63,507                  65,908
 Property and equipment, net                                                2,937                   2,265
 Other assets                                                                  50                      30
                                                                          -------                 -------
 Total assets                                                             $66,494                 $68,203
                                                                          =======                 =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

   Accounts payable and other current liabilities                         $ 6,735                 $ 2,967
                                                                          -------                 -------
 Total current liabilities                                                  6,735                   2,967

 Stockholders' equity:

   Preferred stock, $.001 par value:
     Authorized shares - 2,000,000;
     Issued and outstanding shares - None                                      --                      --
   Common stock, $.001 par value:
     Authorized shares - 30,000,000; Issued and outstanding
     shares - 12,591,309 and 12,337,610 at September 30, 1994
     and December 31, 1993 respectively                                        13                      12
   Additional paid-in capital                                              68,468                  68,348
   Deferred compensation                                                     (192)                   (257)
   Accumulated deficit                                                     (8,530)                 (2,867)
                                                                          -------                 -------
 Total stockholders' equity                                                59,759                  65,236
                                                                          -------                 -------
 Total liabilities and stockholders' equity                               $66,494                 $68,203
                                                                          =======                 =======

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                       QUARTER ENDED                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ------------------------           ---------------------------
                                                   1994             1993              1994               1993
                                                 -------          -------           --------           --------
                                                (RESTATED)                         (RESTATED)
Revenues                                         $15,246          $ 9,757           $ 41,391            $25,168
Cost revenues                                      8,431            4,065             23,250             11,640
                                                 -------          -------           --------            -------
Gross profit                                       6,815            5,692             18,141             13,528

Operating expenses:

Research and development                           1,523              969              4,172              2,701
Selling and marketing                              1,392              991              4,010              2,561
General and administrative                         1,051              618              2,787              1,950
                                                 -------          -------           --------            -------
Total operating expenses                           3,966            2,578             10,969              7,212
                                                 -------          -------           --------            -------

Operating income                                   2,849            3,114              7,172              6,316
Interest income (expense), net                       285              (60)               983               (204)
Loss on investments                               (1,237)              --            (10,665)                --
                                                 -------          -------           --------            -------

Income (loss) before income taxes                  1,897            3,054             (2,510)             6,112
Provision for income taxes                         1,126              571              3,154                907
                                                 -------          -------           --------            -------

Net income (loss)                                $   771          $ 2,483           $ (5,664)           $ 5,205
                                                 =======          =======           ========            =======
PER SHARE DATA:

Earnings (loss) per share                        $  0.05          $  0.20           $  (0.45)           $  0.44
                                                 =======          =======           ========            =======
Weighted average number of common and
  common equivalent shares                        15,319           12,382             12,490             11,920
                                                 =======          =======           ========            =======

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                               1994                   1993
                                                                            ----------               -------
                                                                            (RESTATED)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss) income                                                            $(5,664)               $ 5,205
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:

   Depreciation and amortization                                                1,195                    452
   Losses on sales of investments                                              10,665                     --

 Change in operating assets and liabilities:

   Accounts receivable                                                         (1,868)                  (582)
   Inventories                                                                 (2,877)                (7,058)
   Other current assets                                                          (252)                   (73)
   Other assets                                                                   (20)                     1
   Accounts payable and other current liabilities                               3,768                  3,008
                                                                              -------                -------
 Net cash provided by operating activities                                      4,947                    953
                                                                              -------                -------
 CASH FLOWS FROM INVESTING ACTIVITIES

 Net purchases of investments                                                  (3,423)                    --
 Purchase of property and equipment                                            (1,269)                (1,045)
                                                                              -------                -------
 Net cash (used in) investing activities                                       (4,692)                (1,045)
                                                                              -------                -------
 CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on bank line of credit                                                   --                   (985)
 Payments on capital lease                                                         --                    (29)
 Proceeds from issuance of common stock                                           121                 53,639
                                                                              -------                -------
 Net cash provided by financing activities                                        121                 52,625
                                                                              -------                -------
 Increase in cash and cash equivalents                                            376                 52,533
 Cash and cash equivalents at beginning of period                              13,650                  3,302
                                                                              -------                -------

 Cash and cash equivalents at end of period                                   $14,026                $55,835
                                                                              =======                =======
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest paid                                                                $     8                $   250
                                                                              =======                =======
 Income tax paid                                                              $ 3,058                $   173
                                                                              =======                =======

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

        The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and nine months ended September 30, 1994 was as follows:

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

                                                                     THREE MONTHS       NINE MONTHS
                                                                        ENDED              ENDED
                                                                    ------------        -----------
                                                                          SEPTEMBER 30, 1994
                                                                    -------------------------------
                                                                       (IN THOUSANDS EXCEPT PER
                                                                            SHARE AMOUNTS)
Net income as previously reported                                      $ 2,239           $  5,624
                                                                       =======           ========

Net income before adjustment for investment losses                     $ 2,239           $  5,624

Adjustments to properly reflect investment losses:

  Investment losses                                                     (1,579)           (11,637)
  Provision for income taxes                                               111                349
                                                                       -------           --------
Net income (loss) after adjustment for investment losses               $   771           $ (5,664)
                                                                       =======           ========
Net income (loss) per share                                            $  0.05           $  (0.45)
                                                                       =======           ========

Weighted average shares outstanding used to compute
  net income (loss) per share                                           15,319             12,490
                                                                       =======           ========
Net income per share, as previously reported                           $  0.15           $   0.37
                                                                       =======           ========

Weighted average shares outstanding used to compute
  net income per share, as previously reported                          15,319             15,366
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

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

2.  INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1994, and consolidated results of operations for the three and nine months ended September 30, 1994, and September 30, 1993, and cash flows for the nine month periods ended September 30, 1994, and September 30, 1993. Results of operations for the three and nine months ended September 30, 1994, are not necessarily indicative of results to be expected for the full year ending December 31, 1994.

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

4.  SHORT-TERM INVESTMENTS

        The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") on January 1, 1994. Pursuant to Statement 115, the Company's short-term investments have been classified as either trading or available for sale at the time of purchase. Trading securities are carried at fair value with unrealized gains and losses included in the Company's results of operations. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. There were no unrealized loss related to available for sale securities and included in stockholders' equity at September 30, 1994.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

5.  INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                       SEPTEMBER 30,        DECEMBER 31,
                                           1994                1993
                                       ------------         -----------
                                                (IN THOUSANDS)
       Raw materials                     $ 3,532              $ 3,697
       Work in process                     7,611                4,442
       Finished goods                      2,233                2,360
                                         -------              -------
                                         $13,376              $10,499
                                         =======              =======

6.  INCOME TAXES

        Income taxes are provided at the rate expected to be in effect for the entire year.

7.  PER SHARE DATA

        Net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission, common and preferred shares issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of shares issuable upon exercise of stock options granted during this period, have been included in the calculation of the shares used in computing net income per share as if they were outstanding for all periods presented (using the treasury stock method and the public offering price in calculating equivalent shares).

                                PART I:  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PAIRGAIN TECHNOLOGIES, INC.


RESULTS OF OPERATIONS (quarter and nine months ended September 30, 1994, compared to quarter and nine months ended September 30, 1993)

REVENUES

        Revenues for the three months and nine months ended September 30, 1994, increased $5.9 million or 56% and $16.2 million or 64%, respectively, as compared with the same periods in the prior year. Of this increase in revenue, product revenue increased $5.5 million and $16.7 million, respectively, royalty income increased $15,000 and $866,000, respectively, and technology fees decreased $1.4 million for the nine months ended September 30, 1994, as compared with the same period in the prior year. There were no technology fees for either three month period ended September 30. The increase in product revenue was primarily due to unit volume increases in all product lines that have offset a decline in the average selling price of the Company's HiGain product. The increase in royalty income was primarily due to fees paid by Alcatel for the use of the Company's HDSL technology in products sold by Alcatel. The technology licensing fees paid during the first nine months of 1993 were paid by Alcatel and ADC in connection with technology licensing agreements signed during this period. Although the Company receives royalties from these agreements, no new technology licensing fees have been generated in 1994.

GROSS PROFIT

        For the three months ended September 30, 1994, as compared with the same period in 1993, gross product margins decreased to 45% from 58%. For the nine months ended September 30, 1994, as compared with the same period in 1993, gross product margins decreased to 44% from 54%. Although the Company's gross profit margins decreased in these periods actual gross profit increased. Gross profit increased $1.4 million and $3.8 million, respectively, for the three and nine month periods ended September 30, 1994, as compared with the same periods in the prior year. This growth in gross profits was attributable principally to the increase in the Company's revenues. In addition, the decline in average sales price was somewhat offset by a reduction in the per unit cost of the Company's HiGain product. This reduction in per unit cost was a result of continuing engineering design changes, reduced prices for components from vendors and reduced manufacturing overhead rates achieved through increases in volume.

PRODUCT MARGIN

        For the three months ended September 30, 1994, as compared with the same period in 1993, product margins decreased to 43% from 56%. For the nine months ended September 30, 1994, as compared with the same period in 1993, product margins decreased to 42% from 50%. These decreases in product margin were due to the reduction in average selling price at a rate greater than product cost reductions. However, the ongoing per unit cost reduction effort is expected to offset the negative margin effect of sales price erosion, although the Company expects to continue to reduce prices in order to maintain market share.

OPERATING EXPENSES

        In order to support the growth of its business, the Company has expanded significantly its levels of operations in all areas resulting in increased operating expenses. Operating expenses increased $1.4 million or 54% and $3.8 million or 52%, respectively, for the three and nine month periods ended September 30, 1994, as compared with the same periods in the prior year. Of these increases, approximately half were due to the addition of personnel.

        Research and development expense increased $554,000 or 57% and $1.5 million or 54%, respectively, for the three and nine month periods ended September 30, 1994, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel, depreciation on additional capital equipment and prototype expenditures as new products were tested in the lab and payments to outside consultants.

        Selling and marketing expense increased $401,000 or 40% and $1.4 million or 57%, respectively, for the three and nine month periods ended September 30, 1994, as compared with the same periods in the prior year. These increases were primarily due to growing levels of sales and marketing support personnel, commissions related to higher revenue levels, advertising and travel costs.

        General and administrative expense increased $433,000 or 70% and $837,000 or 43%, respectively, or the three and nine month periods ended September 30, 1994, as compared with the same periods in the prior year. These increases were due to the addition of an incentive compensation plan for 1994, personnel expenses, supplies and equipment, sales tax, travel costs and investor relations expenses. These increases were somewhat offset by a decrease in the provision for doubtful accounts.

OPERATING INCOME

        As a result of the above, operating income for the quarter ended September 30, 1994 was $2.8 million, compared to $3.1 million for the 1993 quarter. Operating income for the nine months ended September 30, 1994 increased 14% to $7.2 million, compared to $6.3 million for the 1993 period.

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

        The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and nine months ended September 30, 1994 was as follows:

                                                                        THREE MONTHS    NINE MONTHS
                                                                           ENDED           ENDED
                                                                        ------------    -----------
                                                                             SEPTEMBER 30, 1994
                                                                        ---------------------------
                                                                          (IN THOUSANDS EXCEPT PER
                                                                               SHARE AMOUNTS)
Net income as previously reported                                         $ 2,239         $  5,624
                                                                          =======         ========
Net income before adjustment for investment losses                        $ 2,239         $  5,624

Adjustments to properly reflect investment losses:

  Investment losses                                                        (1,579)         (11,637)
  Provision for income taxes                                                  111              349
                                                                          -------         --------
Net income (loss) after adjustment for investment losses                  $   771         $ (5,664)
                                                                          =======         ========

Net income (loss) per share                                               $  0.05         $  (0.45)
                                                                          =======         ========
Weighted average shares outstanding used to compute
  net income (loss) per share                                              15,319           12,490
                                                                          =======         ========

Net income per share, as previously reported                              $  0.15         $   0.37
                                                                          =======         ========
Weighted average shares outstanding used to compute
  net income per share, as previously reported                             15,319           15,366
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

INTEREST INCOME (EXPENSE), NET

        Net interest income increased to $285,000 and $983,000, respectively, for the three and nine months ended September 30, 1994, from net interest expense of $60,000 and $204,000, respectively, for the three and nine months ended September 30, 1993. These changes were due to interest earned on cash and short-term investments and a decrease in interest expense due to the repayment of amounts owed under the Company's line of credit and borrowings of $3.0 million from Alcatel.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three and nine months ended September 30, 1994, was $1.1 million and $3.2 million, respectively, as the Company did not record any tax benefit from its investment losses in excess of its investment gains. The provision for income taxes for the three and nine months ended September 30, 1993, was $571,000 and $907,000, respectively, primarily due to the use of net operating loss carryforwards in 1993. All of the Company's net operating loss carryforwards were used in 1993.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

        As a result of the above, the net income for the three months ended September 30, 1994 was $771,000 or $0.05 per share, compared to $2.5 million or $0.20 per share in 1993. The weighted average number of common and common equivalent shares outstanding was 15.3 million and 12.4 million for the three months ended September 30, 1994 and 1993, respectively.

        The net loss for the first nine months of 1994 was $5.7 million or $0.45 per share, compared to income of $5.2 million or $0.44 per share in 1993. The weighted average number of common and common equivalent shares outstanding was 12.5 million and 11.9 million for the nine months ended September 30, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 1994, cash and cash equivalents increased $376,000 compared to an increase of $52.5 million in the nine months ended September 30, 1993. The increase in cash and cash equivalents in 1993 resulted from the Company's September 1993 initial public offering. Working capital decreased $6.2 million during the nine months ended September 30, 1994, primarily due to the loss on investments offset by increased sales levels.

        The Company has a Loan and Security Agreement with its bank which provides for a revolving unsecured credit facility of $10.0 million, subject to sublimits for amounts utilized for term loans, letters of credit and exchange contracts. At September 30, 1994, there was no outstanding balance.

        Capital expenditures relating primarily to the purchase of computer equipment, test equipment and software amounted to $1.3 million and $1.0 million for the nine months ended September 30, 1994, and 1993, respectively. The Company had no material capital commitments as of September 30, 1994, and presently believes that its cash and short-term investments together with internally generated cash flow will be sufficient to meet its working capital requirements, capital expenditure needs and strategic business demands through the end of its next fiscal year.

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

             11.1  Computation of Per Share Earnings

         (B) Reports filed on Form 8-K during the period:

             None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PairGain Technologies, Inc.
                                        -------------------------------------
                                                    (Registrant)





  Date:  March 28, 1996                  /S/ CHARLES W. McBRAYER
                                        -------------------------------------
                                             Charles W. McBrayer
                                             Vice President, Finance
                                             and Administration
                                             Chief Financial Officer
                                             (Duly Authorized Officer)





  Date:  March 28, 1996                  /S/ ROBERT R. PRICE
                                        -------------------------------------
                                             Robert R. Price
                                             Corporate Controller
                                             (Chief Accounting Officer)