Form 10-Q/A
period 1995-03-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-03-29
CIK 910032

               UNITED STATES SECURITIES AND EXCHANGES COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-Q/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FIRST QUARTER ENDED MARCH 31, 1995


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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES      X       NO
                                     -----         -----

THERE WERE 14,887,719 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE OUTSTANDING ON MARCH 31, 1995.

                          PAIRGAIN TECHNOLOGIES, INC.

                                     INDEX

                                                                                          Page
                                                                                          ----
Part I.    Financial Information


           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets
                        at March 31, 1995 and December 31, 1994                            3

                      Condensed Consolidated Statements of Income
                        for the three months ended March 31, 1995 and 1994                 4

                      Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1995 and 1994                 5

                      Notes to Condensed Consolidated Financial Statements                 6

           Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                  10

Part II.   Other Information

           Item 1.    Legal Proceedings                                                   15

           Item 2.    Changes in Securities                                               15

           Item 3.    Defaults upon Senior Securities                                     15

           Item 4.    Submission of Matters to a Vote of Security Holders                 15

           Item 5.    Other Information                                                   15

           Item 6.    Exhibits and Reports on Form 8-K                                    15

Signatures                                                                                16

                                PART I:  ITEM 1

                             FINANCIAL INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 31,      DECEMBER 31,
                                                                     1995             1994
                                                                  -----------     ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:

    Cash and cash equivalents                                      $ 30,858          $   711
    Short-term investments                                           34,623           52,565
    Accounts receivable                                               7,676            9,693
    Inventories                                                      20,482           16,474
    Other current assets and deferred taxes                           3,689            3,704
                                                                   --------          -------
Total current assets                                                 97,328           83,147
Property and equipment, net                                           4,815            3,431
Other assets                                                             55               47
                                                                   --------          -------
Total assets                                                       $102,198          $86,625
                                                                   ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable to bank                                          $     --          $ 1,000
    Accounts payable and other current liabilities                   10,556           10,779
                                                                   --------          -------
Total current liabilities                                            10,556           11,779

Stockholders' equity:

    Preferred stock, $.001 par value:
      Authorized shares - 2,000,000;
      Issued and outstanding shares - None                               --               --
    Common stock
      Authorized shares - 30,000,000;
      Issued and outstanding shares - 14,887,719 and
      12,708,636 at March 31, 1995 and
      December 31, 1994, respectively                                    15               13
Additional paid-in capital                                           82,940           69,513
Deferred compensation                                                  (148)            (170)
Unrealized loss on marketable securities                                 (4)            (210)
Retained earnings                                                     8,839            5,700
                                                                   --------          -------
Total stockholders' equity                                           91,642           74,846
                                                                   --------          -------
Total liabilities and stockholders' equity                         $102,198          $86,625
                                                                   ========          =======


           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                     1995              1994
                                                    -------           -------
                                                                    (RESTATED)
Revenues                                            $19,078           $12,482
Cost of revenues                                      9,653             7,115
                                                    -------           -------
Gross profit                                          9,425             5,367

Operating expenses:

   Research and development                           1,892             1,246
   Selling and marketing                              1,868             1,175
   General and administrative                         1,451               846
                                                    -------           -------
Total operating expenses                              5,211             3,267
                                                    -------           -------
Income from operations                                4,214             2,100
Interest and other income, net                          587               368
Gain (loss) on investments                              100            (9,664)
                                                    -------           -------
Income (loss) before income taxes                     4,901            (7,196)
Provision for income taxes                            1,759             1,016
                                                    -------           -------
Net income (loss)                                   $ 3,142           $(8,212)
                                                    =======           =======
PER SHARE DATA:

Earnings (loss) per share                           $  0.20           $ (0.66)
                                                    =======           =======
Weighted average number of common and common
  equivalent shares                                  16,103            12,375
                                                    =======           =======

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                             1995            1994
                                                                           -------         --------
                                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                          $ 3,142         $ (8,212)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:

  Depreciation and amortization                                                619              400
  (Gains) losses on sales of investments                                      (100)           9,664

Change in operating assets and liabilities:
  Accounts receivable                                                        2,017             (125)
  Inventories                                                               (4,008)           1,015
  Other current assets                                                          15              (33)
  Other assets                                                                  (8)               6
  Accounts payable and other current liabilities                              (223)           1,291
                                                                           -------         --------
Net cash provided by operating activities                                    1,454            4,006
                                                                           -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from (purchases of) investments                                17,948           (9,939)
Purchase of property and equipment                                          (1,684)            (411)
                                                                           -------         --------
Net cash provided by (used in) investing activities                         16,264          (10,350)
                                                                           -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank line of credit                                             (1,000)              --
Proceeds from issuance of common stock and warrants                         13,429               38
                                                                           -------         --------
Net cash provided by financing activities                                   12,429               38
                                                                           -------         --------
Increase (decrease) in cash and cash equivalents                            30,147           (6,306)
Cash and cash equivalents at beginning of period                               711           13,650
                                                                           -------         --------
Cash and cash equivalents at end of period                                 $30,858         $  7,344
                                                                           =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                              $    18         $     --
                                                                           =======         ========
Income tax paid                                                            $   872         $    162
                                                                           =======         ========

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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. There was no effect on net income for the first quarter of 1995. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three months ended March 31, 1995 and 1994 was as follows:

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


                                                                          THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                            MARCH 31, 1995           MARCH 31, 1994
                                                                          ------------------       ------------------
                                                                           (IN THOUSANDS EXCEPT EARNINGS PER SHARE)
     Net income as previously reported                                         $ 3,142                  $ 1,620
                                                                               =======                  =======
     Net income before adjustment for investment losses                        $ 3,142                  $ 1,620

     Adjustments to properly reflect investment losses:

     Investment losses                                                              --                   (9,950)
     Provision for income taxes                                                     --                      118
                                                                               -------                  -------
     Net income (loss) after adjustment for investment loss                    $ 3,142                  $(8,212)
                                                                               =======                  =======
     Net income (loss) per share                                               $  0.20                  $ (0.66)
                                                                               =======                  =======
     Weighted average shares outstanding used to compute
       net income (loss) per share                                              16,103                   12,375
                                                                               =======                  =======
     Net income per share, as previously reported                              $  0.20                  $  0.11
                                                                               =======                  =======
     Weighted average shares outstanding used to compute net
       income per share, as previously reported                                 16,103                   15,305
                                                                               =======                  =======

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

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

2. INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1995, and consolidated results of operations for the condensed consolidated statements of income for the three months ended March 31, 1995, and March 31, 1994, and cash flows for the three month periods ended March 31, 1995, and March 31, 1994. Results of operations for the three months ended March 31, 1995, are not necessarily indicative of results to be expected for the full year ending December 31, 1995.

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

4.  SHORT-TERM INVESTMENTS

         The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") on January 1, 1994. Pursuant to Statement 115, the Company's short-term investments have been classified as either trading or available for sale at the time of purchase. Trading securities are carried at fair value with unrealized gains and losses included in the Company's results of operations. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The unrealized loss, net of tax, related to available for sale securities and included in stockholders' equity at March 31, 1995 and December 31, 1994 was $4,000 and $210,000, respectively.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

5.  INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 MARCH 31,     DECEMBER 31,
                                                    1995           1994
                                                 ---------     ------------
                                                      (IN THOUSANDS)
           Raw materials                          $ 4,529         $ 4,743
           Work in process                         11,930           9,529
           Finished goods                           4,023           2,202
                                                  -------         -------
                                                  $20,482         $16,474
                                                  =======         =======

6.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $10,000,000, of which up to $2,000,000 may be utilized for the secured purchase of fixed assets (term loan), $2,000,000 for letters of credit and $2,000,000 for foreign exchange contracts. The line bears interest at prime (9.0% at March 31, 1995) and borrowings under term loan provisions of the agreement bear interest at prime plus 1%. At March 31, 1995, the Company had no outstanding borrowings under this line of credit.

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

                                PART I:  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PAIRGAIN TECHNOLOGIES, INC.

RESULTS OF OPERATIONS (quarter ended March 31, 1995, compared to quarter ended March 31, 1994)

REVENUES

         Revenues for the three months ended March 31, 1995 increased $6.6 million, or 53%, as compared with the same period in the prior year. Of this increase in revenue, product revenue increased $7.0 million, and royalty income decreased $372,000. The increase in product revenue is primarily due a 114% increase in the unit sales volume of the Company's HiGain product. The Company's other two products, Campus and PG2, also contributed to the overall growth of product revenue by having unit sales volume increases of 228% and 37%, respectively. These increases were somewhat offset by a decline in the average selling price in both the HiGain and Campus products due to competitive pressures. The decrease in royalty income was primarily due to a reduction in royalty fees generated by Alcatel for the use of the Company's HDSL technology.

GROSS PROFIT

         Gross profit represents total revenues for a period, including technology fees and royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures. Gross profit increased $4.1 million, or 76%, for the three months ended March 31, 1995 as compared with the same period in the prior year. This growth in gross profit was attributable principally to the increase in the Company's revenues. In addition, the decline in average sales price was somewhat offset by a reduction in the per unit cost of the Company's HiGain product. This reduction in per unit cost was a result of continuing engineering design changes, reduced prices for components from vendors and reduced manufacturing overhead rates achieved through increases in volume.

         The Company expects that increased future competition will continue to place downward pressure on the average sales prices of its existing products. Declining average sales prices may adversely affect gross product margins on the Company's existing products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit cost. The Company's ability to mitigate future declines in its gross product margin will depend in part upon its ability to introduce and sell new products with higher gross product margins and further reduce its per unit costs.

OPERATING EXPENSES

         In order to support the growth of its business, the Company significantly expanded its levels of operations in all areas resulting in increased operating expenses. Operating expenses increased $1.9 million, or 60%, for the three months ended March 31, 1995 as compared with the same period in the prior year. Approximately 43% of this increase was due to the addition of personnel.

         Research and development expense increased $646,000, or 52%, for the three months ended March 31, 1995 as compared with the same period in the prior year. This increase was primarily due to the addition of personnel, depreciation on additions to capital equipment, prototype expenditures as new products were tested in the lab and payments to outside consultants.

         Selling and marketing expense increased $693,000, or 59%, for the three months ended March 31, 1995 as compared with the same period in the prior year. This increase was primarily due to growing levels of sales and marketing support personnel, commissions related to higher revenue levels, advertising and travel costs.

         General and administrative expense increased $605,000, or 72%, for the three months ended March 31, 1995 as compared with the same period in the prior year. This increase was due to an increase in the Company's bad debt provision over the prior year, an increase in sales and property taxes and an overall increase in the level of purchasing associated with general supplies and non-capitalized equipment.

INCOME FROM OPERATIONS

        As a result of the above, income from operations for the quarter ended March 31, 1995 increased 101% to $4.2 million, compared to $2.1 million for the 1994 quarter.

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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. There was no effect on net income for the first quarter of 1995. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three months ended March 31, 1995 and 1994 was as follows:

                                                              THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                MARCH 31, 1995           MARCH 31, 1994
                                                              -------------------      ------------------
                                                               (IN THOUSANDS EXCEPT EARNINGS PER SHARE)
Net income as previously reported                                   $ 3,142                  $ 1,620
                                                                    =======                  =======
Net income before adjustment for investment losses                  $ 3,142                  $ 1,620

Adjustments to properly reflect investment losses:

    Investment losses                                                    --                   (9,950)
    Provision for income taxes                                           --                      118
                                                                    -------                  -------
Net income (loss) after adjustment for investment loss              $ 3,142                  $(8,212)
                                                                    =======                  =======
Net income (loss) per share                                         $  0.20                  $ (0.66)
                                                                    =======                  =======
Weighted average shares outstanding used to compute
  net income (loss) per share                                        16,103                   12,375
                                                                    =======                  =======
Net income per share, as previously reported                        $  0.20                  $  0.11
                                                                    =======                  =======
Weighted average shares outstanding used to compute net
  income per share, as previously reported                           16,103                   15,305
                                                                    =======                  =======

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

INTEREST AND OTHER INCOME, NET

         Net interest income increased to $587,000 for the three months ended March 31, 1995 from $368,000 for the same period in the prior year. This increase was primarily due to a shift in the Company's investment strategy towards the generation of interest income rather than the generation of trading gains. Interest expense for the three months ended March 31, 1995 was $18,000. There was no interest expense for the three months ended March 31, 1994.

PROVISION FOR INCOME TAXES

        The provision for income taxes increased to $1.8 million, for the three months ended March 31, 1995 from $1.0 million for the same period in the prior year. The Company did not record any tax benefit from its investment losses in excess of its investment gains in the 1994 quarter.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

        Net income for the three months ended March 31, 1995 was $3.1 million, or $0.20 per share, compared to a net loss of $8.2 million or $0.66 per share for the 1994 quarter. The weighted average number of common and common equivalent shares outstanding was 16.1 million and 12.4 million for the three months ended March 31, 1995 and 1994, respectively. The increase in shares in 1995 is due to the inclusion of outstanding stock options and warrants (using the treasury stock method). Outstanding stock options and warrants were not considered in the 1994 quarter, as they would have been anti-dilutive in computing loss per share for that period.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995, the Company had $65.5 million in cash, cash equivalents and short-term investments and $86.8 million in working capital. These figures represent an increase of $12.2 million in cash, cash equivalents and short-term investments and $15.4 million in working capital over the year ending December 31, 1994. These increases are primarily due to the receipt of $13.2 million in cash from the Company's secondary public offering (including cash received for warrant exercises) that took place in March 1995. The decrease in the Company's accounts receivable to $8.0 million at March 31, 1995, compared to $10.2 million at December 31, 1994, was primarily due to a decrease in collection days during the first three months of 1995. The increase in inventory to $20.5 million at March 31, 1995, compared to $16.5 million at December 31, 1994, was due to increased stocking levels to support future shipments. The Company has historically maintained high levels of inventory and has not turned inventory rapidly. As part of its growth strategy, the Company intends to increase inventory turns in the future. However, there can be no assurances that the Company can successfully accomplish such an increase, and the failure to do so could have a material adverse effect on the Company's business and results of operations.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, leasehold improvements and software amounted to $1.7 million and $411,000 for the three months ended March 31, 1995 and 1994, respectively. During 1994, the Company entered into an agreement to purchase software and equipment to upgrade its information system capabilities. The total commitment thereunder is approximately $750,000. This equipment will be received after March 31, 1995 and therefore is not included in the capital additions incurred during the three month period ended March 31, 1995.

         In December 1993, the Company entered into a Loan and Security Agreement with its bank which provides for a revolving unsecured credit facility of $10.0 million, subject to sublimits for amounts utilized for term loans, letters of credit and foreign exchange contracts. The Loan Agreement contains financial and operating covenants, including limitations on the ability of the Company to incur additional indebtedness and restrictions on the Company's ability to take certain other corporate actions. The Loan Agreement also requires the Company to be in compliance with certain financial ratios. At March 31, 1995 the Company had no outstanding borrowings under the Loan Agreement and was in compliance with all financial and operating covenants. The Loan Agreement expires on May 5, 1995.

         The Company believes that the current cash balance, together with internally generated cash flow, will be sufficient to meet its working capital and capital expenditure requirements through 1995.

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