Form 10-Q/A
period 1995-06-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-03-29
CIK 910032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                  FORM 10-Q/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE SECOND QUARTER ENDED JUNE 30, 1995


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

THERE WERE 14,947,362 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE OUTSTANDING ON JUNE 30, 1995.

                          PAIRGAIN TECHNOLOGIES, INC.

                                     INDEX

                                                                                Page
                                                                                ----
Part I  Financial Information

       Item 1.      Financial Statements

                    Condensed Consolidated Balance Sheets
                      at June 30, 1995 and December 31, 1994                      3

                    Condensed Consolidated Statements of Income for the
                      quarters and six months ended June 30, 1995 and 1994        4

                    Condensed Consolidated Statements of Cash Flows
                      for the six months ended June 30, 1995 and 1994             5

                    Notes to Condensed Consolidated Financial Statements          6

       Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations           10

Part II.  Other Information

       Item 1.      Legal Proceedings                                            15

       Item 2.      Changes in Securities                                        15

       Item 3.      Defaults upon Senior Securities                              15

       Item 4.      Submission of Matters to a Vote of Security Holders          15

       Item 5.      Other Information                                            15

       Item 6.      Exhibits and Reports on Form 8-K                             15

Signatures                                                                       16

                                PART I:  ITEM 1

                             FINANCIAL INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      JUNE 30,             DECEMBER 31,
                                                                        1995                   1994
                                                                    -----------            ------------
                                                                    (UNAUDITED)
                                                                    (RESTATED)
ASSETS

Current assets:

  Cash and cash equivalents                                           $  1,065                $   711
  Short-term investments                                                37,399                 52,565
  Accounts receivable                                                    7,703                  9,693
  Inventories                                                           23,810                 16,474
  Other current assets and deferred taxes                                3,375                  3,704
                                                                      --------                -------
Total current assets                                                    73,352                 83,147
Property and equipment, net                                              6,592                  3,431
Other assets                                                                86                     47
                                                                      --------                -------
Total assets                                                          $ 80,030                $86,625
                                                                      ========                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank line of credit                                                 $     --                $ 1,000
  Accounts payable and other current liabilities                        10,125                 10,779
                                                                      --------                -------
Total current liabilities                                               10,125                 11,779

Stockholders' equity:

  Preferred stock, $.001 par value:
  Authorized shares - 2,000,000;
  Issued and outstanding shares - None                                      --                     --
  Common stock, $.001 par value:
  Authorized shares - 30,000,000; Issued and outstanding
    shares - 14,947,362 and 12,708,636 at June 30, 1995
    and December 31, 1994, respectively                                     15                     13
 Additional paid-in capital                                             83,760                 69,513
 Deferred compensation                                                    (126)                  (170)
 Unrealized gain (loss) on marketable securities                           171                   (210)
 (Accumulated deficit) retained earnings                               (13,915)                 5,700
                                                                      --------                -------
Total stockholders' equity                                              69,905                 74,846
                                                                      --------                -------
Total liabilities and stockholders' equity                            $ 80,030                $86,625
                                                                      ========                =======


           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                   (RESTATED)

                                                        QUARTER ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                 --------------------------          ---------------------------
                                                   1995              1994              1995               1994
                                                 --------           -------          --------            -------
 Revenues                                        $ 23,919           $13,663          $ 42,997            $26,145
 Cost of revenues                                  12,471             7,704            22,124             14,819
                                                 --------           -------          --------            -------
 Gross profit                                      11,448             5,959            20,873             11,326

 Operating expenses:

    Research and development                        2,869             1,403             4,761              2,649
    Sales and marketing                             2,223             1,443             4,091              2,618
    General and administrative                      1,637               890             3,088              1,736
                                                 --------           -------          --------            -------
 Total operating expenses                           6,729             3,736            11,940              7,003
                                                 --------           -------          --------            -------
 Income from operations                             4,719             2,223             8,933              4,323

 Interest and other income, net                       488               330             1,075                698
 Gain (loss) on investments                           258               236               358             (9,428)
 Unusual loss due to unauthorized trading
   of investments by third parties                (26,774)               --           (26,774)                --
                                                 --------           -------          --------            -------
 (Loss) income before income taxes                (21,309)            2,789           (16,408)            (4,407)

 Provision for income taxes                         1,447             1,012             3,206              2,028
                                                 --------           -------          --------            -------

 Net (loss) income                               $(22,756)          $ 1,777          $(19,614)           $(6,435)
                                                 ========           =======          ========            =======
 PER SHARE DATA:

 (Loss) earnings per share                       $  (1.52)          $  0.12          $  (1.40)           $ (0.52)
                                                 ========           =======          ========            =======
 Weighted average number of common and
   common equivalent shares                        14,922            15,236            14,040             12,441
                                                 ========           =======          ========            =======

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                   (RESTATED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                              1995             1994
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                    $(19,614)        $ (6,435)
Adjustments to reconcile net loss to net cash provided by
  operating activities:

  Depreciation and amortization                                                1,317              803
  (Gains) losses on sales of investments                                        (358)           9,428
  Unusual loss due to unauthorized trading of investments
    by third parties                                                          26,774               --

Change in operating assets and liabilities:

  Accounts receivable                                                          1,990           (1,417)
  Inventories                                                                 (7,336)            (767)
  Other current assets                                                           329             (269)
  Other assets                                                                   (39)               6
  Accounts payable and other current liabilities                                (654)           1,776
                                                                            --------         --------
Net cash provided by operating activities                                      2,409            3,125
                                                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of investments                                                 (11,433)         (15,495)
Purchase of property and equipment                                            (3,871)            (941)
                                                                            --------         --------
Net cash used in investing activities                                        (15,304)         (16,436)
                                                                            --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under bank line of credit                                              --            1,000
Payments on bank line of credit                                               (1,000)              --
Proceeds from issuance of common stock and warrants                           14,249               80
                                                                            --------         --------
Net cash provided by financing activities                                     13,249            1,080
                                                                            --------         --------
Increase (decrease) in cash and  cash equivalents                                354          (12,231)
Cash and cash equivalents at beginning of period                                 711           13,650
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $  1,065         $  1,419
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                               $     18         $     --
                                                                            ========         ========
Income tax paid                                                             $  4,053         $  1,774
                                                                            ========         ========

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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and six months ended June 30, 1995 and 1994 was as follows:

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                           ------------------------       ------------------------
                                                             1995            1994           1995            1994
                                                           --------         -------       --------        --------
                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income as previously reported                          $  3,603         $ 1,765       $  6,745        $  3,385
                                                           ========         =======       ========        ========
Net income before adjustment for investment
  losses and unauthorized activity                         $  3,603         $ 1,765       $  6,745        $  3,385

Adjustments to properly reflect investment losses and unauthorized activity:

  Investment losses                                              --            (108)            --         (10,058)
  Unauthorized trading losses                               (26,774)             --        (26,774)             --
  Provision for income taxes                                    415             120            415             238
                                                           --------         -------       --------        --------
Net income (loss) after adjustment for
  investment losses and unauthorized activity              $(22,756)        $ 1,777       $(19,614)       $ (6,435)
                                                           ========         =======       ========        ========

Net income (loss) per share                                $  (1.52)        $  0.12       $  (1.40)       $  (0.52)
                                                           ========         =======       ========        ========
Weighted average shares outstanding used to
  compute net income (loss) per share                        14,922          15,236         14,040          12,441
                                                           ========         =======       ========        ========

Net income per share, as previously reported               $   0.22         $  0.12       $   0.41        $   0.22
                                                           ========         =======       ========        ========
Weighted average shares outstanding used to
  compute net income per share, as previously
  reported                                                   16,717          15,236         16,421          15,340
                                                           ========         =======       ========        ========

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

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

2.  INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1995, and consolidated results of operations for the condensed consolidated statements of income for the three and six months ended June 30, 1995, and June 30, 1994, and cash flows for the six month periods ended June 30, 1995, and June 30, 1994. Results of operations for the three and six months ended June 30, 1995, are not necessarily indicative of results to be expected for the full year ending December 31, 1995.

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

4.  SHORT-TERM INVESTMENTS

         The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") on January 1, 1994. Pursuant to Statement 115, the Company's short-term investments have been classified as either trading or available for sale at the time of purchase. Trading securities are carried at fair value with unrealized gains and losses included in the Company's results of operations. Securities classified as available for sale are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The unrealized gain (loss), net of tax, related to available for sale securities and included in stockholders' equity was $434,000 and ($210,000) at June 30, 1995 and December 31, 1994, respectively.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


5.  INVENTORY

         Inventory is stated at lower of cost (first-in, first-out) or market and consists of the following:


                                            JUNE 30,         DECEMBER 31,
                                              1995               1994
                                            --------         ------------
                                                   (IN THOUSANDS)
          Raw materials                     $ 6,809             $ 4,743
          Work in process                    11,477               9,529
          Finished goods                      5,524               2,202
                                            -------             -------
                                            $23,810             $16,474
                                            =======             =======


6.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $10.0 million, of which up to $2.0 million may be utilized for the secured purchase of fixed assets (term loan), $2.0 million for letters of credit and $2.0 million for foreign exchange contracts. The line bears interest at the prime rate (9% at June 30, 1995) and borrowings under term loan provisions of the agreement bear interest at prime plus 1%. At June 30, 1995, the Company had no outstanding borrowings under this line of credit.

7.  INCOME TAXES

         Income taxes are provided at the rate expected to be in effect for the entire year.

8.  PER SHARE INFORMATION

         Earnings per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the periods presented. Common equivalent shares include the Company's stock options and warrants outstanding during the periods presented computed using the treasury stock method, to the extent that such inclusion is not antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, stock options and warrants granted during the twelve months preceding the Company's initial public offering have been treated as if outstanding during all periods presented.

                                PART I:  ITEM 2

                          PAIRGAIN TECHNOLOGIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (quarter and six months ended June 30, 1995, compared to quarter and six months ended June 30, 1994)

REVENUES

         Revenues for the quarter and six months ended June 30, 1995, increased $10.3 million or 75% and $16.9 million or 64%, respectively, as compared with the same periods in the prior year. Of these increases in revenues, product revenues increased $10.4 million and $17.3 million, respectively. These increases were offset by decreases in royalty income of $109,000 and $481,000, respectively, for the quarter and six month periods. The increase in product revenues was due primarily to increases in unit sales volume of the Company's HiGain, PG-2, and Campus products. These increases were marginally offset by a decline in the average selling price due to competitive pressures. The decrease in royalty income was due to a reduction of fees generated by licenses for the use of the Company's HDSL technology.

GROSS PROFIT

         Gross profit represents total revenues, which includes product revenues and royalty income, less the cost of sales. Cost of sales represents primarily product costs, together with associated overhead expenditures. Gross profit increased $5.5 million or 92% and $9.5 million or 84% for the quarter and six months ended June 30, 1995, as compared with the prior year periods. Gross profit as a percentage of revenues was 48% for the quarter ended June 30, 1995 compared to 44% in the 1994 quarter. For the six months ended June 30, 1995 gross profit as a percentage of revenues was 49% compared to 43% in the year ago period. These improvements in gross profit percentage are attributable to the Company's continuing engineering design changes, reduced prices for components, increased manufacturing efficiencies, and increases in volume. For the 1995 reporting periods, cost reductions more than offset declines in average selling prices, as compared with the 1994 periods.

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

         Research and development expense increased $1.5 million or 104% and $2.1 million or 80%, respectively, for the quarter and six months ended June 30, 1995, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel, depreciation on additional capital equipment, prototype expenditures and payments to outside consultants.

         Sales and marketing expense increased $780,000 or 56% and $1.5 million or 56%, respectively, for the quarter and six months ended June 30, 1995, as compared with the same periods in the prior year. These increases were primarily due to the addition of sales and marketing support personnel, commissions related to higher revenue levels, increased advertising, and travel costs.

         General and administrative expense increased $747,000 or 84% and $1.4 million or 78%, respectively, for the quarter and six months ended June 30, 1995, as compared with the same periods in the prior year. These increases were primarily due to increases in personnel and an overall increase in the level of purchasing associated with general supplies and non-capitalized equipment.

INCOME FROM OPERATIONS

         As a result of the above, income from operations for the quarter ended June 30, 1995 increased 53% to $4.7 million, compared to $2.2 million for the 1994 quarter. Income from operations for the six months ended June 30, 1995 increased 107% to $8.9 million, compared to $4.3 million for the first half of 1994.

LOSS ON INVESTMENTS AND UNUSUAL LOSS DUE TO UNAUTHORIZED TRADING BY THIRD
PARTIES

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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and six months ended June 30, 1995 and 1994 was as follows:

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                          -------------------------       ------------------------
                                                            1995             1994           1995            1994
                                                          ---------         -------       --------        --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income as previously reported                          $  3,603         $ 1,765       $  6,745        $  3,385
                                                           ========         =======       ========        ========
Net income before adjustment for investment
  losses and unauthorized activity                         $  3,603         $ 1,765       $  6,745        $  3,385

Adjustments to properly reflect investment losses and unauthorized activity:

  Investment losses                                              --            (108)            --         (10,058)
  Unauthorized trading losses                               (26,774)             --        (26,774)             --
  Provision for income taxes                                    415             120            415             238
                                                          ---------         -------       --------        --------
Net income (loss) after adjustment for
  investment losses and unauthorized activity              $(22,756)        $ 1,777       $(19,614)       $ (6,435)
                                                           ========         =======       ========        ========
Net income (loss) per share                                $  (1.52)        $  0.12       $  (1.40)       $  (0.52)
                                                           ========         =======       ========        ========
Weighted average shares outstanding used to
  compute net income (loss) per share                        14,922          15,236         14,040          12,441
                                                           ========         =======       ========        ========

Net income per share, as previously reported               $   0.22         $  0.12       $   0.41        $   0.22
                                                           ========         =======       ========        ========

Weighted average shares outstanding used to
  compute net income per share, as previously
  reported                                                   16,717          15,236         16,421          15,340
                                                           ========         =======       ========        ========

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

INTEREST AND OTHER INCOME, NET

         Net interest income increased $158,000 and $377,000, respectively, for the quarter and six months ended June 30, 1995, as compared with the same periods in the prior year. This increase was primarily due to an increase in the 1995 cash balances following the Company's March 20, 1995 secondary stock offering.

PROVISION FOR INCOME TAXES

         The provision for income taxes for the three and six months ended June 30, 1995, was $1.4 million and $3.2 million, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 30, 1994. The Company did not record any tax benefit from its unusual trading losses in 1995 or its investment losses in 1994 in excess of its investment gains.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

         As a result of the above, the net loss for the three months ended June 30, 1995 was $22.8 million, compared to net income of $1.8 million in 1994. The net loss for the first six months of 1995 was $19.6 million, compared to a loss of $6.4 million in the first half of 1994.

         Loss per share for the three and six months ended June 30, 1995 was $1.52 and $1.40, respectively, compared to income per share of $0.12 for the 1994 quarter and a loss per share of $0.52 for the first half of 1994. The weighted average number of common and common equivalent shares outstanding was
14.9 million and 15.2 million for the three months ended June 30, 1995 and 1994, respectively. The weighted average number of common and common equivalent shares outstanding was 14.0 million and 12.4 million for the first half of 1995 and 1994, respectively. The increase in 1995 is due to the secondary public offering of the Company's stock and the exercise of certain warrants in connection therewith in March 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, the Company had $38.5 million in cash, cash equivalents and short-term investments and $63.2 million in working capital. These figures represent a decrease of $14.8 million in cash, cash equivalents and short-term investments and $8.1 million in working capital over the year ending December 31, 1994. These decreases are primarily due to losses resulting from unauthorized trading by third parties offset by the receipt of $13.2 million in cash from the Company's secondary stock offering (including cash received for warrant exercieses) that took place in March 1995. The decrease in the Company's accounts receivable to $8.1 million at June 30, 1995, compared to $10.2 million at December 31, 1994, was primarily due to a decrease in collection days during 1995. The increase in inventory to $23.8 million at June 30, 1995, compared to $16.5 million at December 31, 1994, was due to increasing shipment levels. The Company had built-up inventory in anticipation of relocating manufacturing operations in March 1995. As part of its growth strategy, the Company intends to increase inventory turns in the future, although there can be no assurance of the success of these efforts.

         Capital expenditures increased by $2.9 million in the six month period ended June 30, 1995 over the comparable period in 1994. The increase was primarily due to tenant improvements at the Company's Tustin facility and the purchase of computer equipment, test equipment and software. The Company has entered into an agreement to purchase software and equipment to upgrade its information system capabilities. The total commitment thereunder is approximately $750,000, of which $480,000 has been invested as of June 30, 1995.

         On May 1, 1995, the Company entered into a Loan and Security Agreement with its bank which provides for a revolving unsecured credit facility of $10 million, subject to sublimits for amounts utilized for term loans, letters of credit and foreign exchange contracts. The Loan Agreement contains financial and operating covenants, including limitations on the ability to take certain corporate actions. The Loan Agreement also requires the Company to be in compliance with certain financial ratios. At June 30, 1995 the Company had no outstanding borrowings under the Loan Agreement and was in compliance with all financial and operating covenants. The Loan Agreement expires May 1, 1996.

         On July 20, 1995, the Company entered into certain agreements with Sourcecom Corporation of Valencia, California ("Sourcecom"). Sourcecom is a cost/performance leader in remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's HDSL and ADSL transmission products. Under the terms of the agreements, the Company will lend Source com $2.7 million and has rights to obtain a minority ownership position.

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

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of Shareholders ("Annual Meeting") on June 13, 1995. At the Annual Meeting, the Shareholders voted upon and approved the following proposals: (1) the election of two individuals, Mr. Ben Itri and Mr. Al Lay, to serve on the Company's Board of Directors until 1998 (2) the approval of an amendment to the 1993 Stock Option/Stock Issuance Plan and (3) the approval of the adoption of and reservation of 250,000 shares of Common Stock for issuance under the 1995 Employee Stock Purchase Plan. For proposal No. 1, 11,713,425 votes were cast in favor, and 42,402 votes were withheld. Proposal No. 2, received 7,873,055 votes in favor, 2,314,158 against, and 19,360 abstentions. Proposal No. 3 received 10,088,871 votes in favor, 104,550 against, and 21,641 abstentions.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits:

           Exhibit No.

             10.30      Senior Note and Warrant Purchase Agreement dated
                        July 24, 1995 between PairGain Technologies, Inc. and Source-Comm Corporation

             10.31 Warrant Agreement dated July 24, 1995 between PairGain Technologies, Inc. and Source-Comm Corporation

             10.32 Investor' Right Agreement dated July 24, 1995 between PairGain Technologies, Inc. and Source-Comm Corporation

             10.33 Stock Purchase Agreement dated July 24, 1995 between PairGain Technologies, Inc. and Source-Comm Corporation

             11.1       Calculation of Per Share Earnings

        (B)  Reports filed on Form 8-K during the period:

             A report on Form 8-K was filed with the SEC on July 7, 1995, citing Item 4, Changes in Registrant's Certifying Accountant. In this report, the Registrant dismissed Ernst & Young LLP as the principal independent public accountant for the audit of the Registrant's financial statements. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices. Also on July 7, 1995, the Registrant engaged Deloitte & Touche LLP as principal independent accountant for the Registrant's financial statements for the fiscal year ending December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.





                                             PairGain Technologies, Inc.
                                          ----------------------------------
                                                   (Registrant)





Date:   March 28, 1996                      /S/ Charles W. McBrayer
                                          ----------------------------------
                                                Charles W. McBrayer
                                                Vice President, Finance
                                                and Administration
                                                Chief Financial Officer
                                                (Duly Authorized Officer)





Date:   March 28, 1996                      /S/ Robert R. Price
                                          ----------------------------------
                                                Robert R. Price
                                                Corporate Controller
                                                (Chief Accounting Officer)