Form 10-Q/A
period 1995-09-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-03-29
CIK 910032

               UNITED STATES SECURITIES AND EXCHANGES COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


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

                              YES    X       NO
                                  --------      --------

THERE WERE 15,076,948 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE, OUTSTANDING ON SEPTEMBER 30, 1995.

                          PAIRGAIN TECHNOLOGIES, INC.


                                     INDEX


                                                                                               Page
                                                                                               ----
 Part I.    Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    at September 30, 1995 and December 31, 1994                                  3

                  Condensed Consolidated Statements of Income for the quarters
                    and nine months ended September 30, 1995 and 1994                            4

                  Condensed Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 1995 and 1994                        5

                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                            11


 Part II.   Other Information

         Item 1.  Legal Proceedings                                                             16

         Item 2.  Changes in Securities                                                         16

         Item 3.  Defaults upon Senior Securities                                               16

         Item 4.  Submission of Matters to a Vote of Security Holders                           16

         Item 5.  Other Information                                                             16

         Item 6.  Exhibits and Reports on Form 8-K                                              16

 Signatures                                                                                     17

                                PART I:  ITEM 1

                             FINANCIAL INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   1995                 1994
                                                                               -------------        -----------
                                                                               (UNAUDITED)
                                                                                (RESTATED)
 ASSETS

 Current assets:
   Cash and cash equivalents                                                     $12,945              $   711
   Short-term investments                                                         30,767               52,565
   Accounts receivable                                                            11,193                9,693
   Inventories                                                                    21,409               16,474
   Other current assets and deferred taxes                                         3,269                3,704
                                                                                 -------              -------
 Total current assets                                                             79,583               83,147

 Property and equipment, net                                                       6,515                3,431
 Other assets                                                                         89                   47
 Note receivable                                                                   1,354                   --
                                                                                 -------              -------
 Total assets                                                                    $87,541              $86,625
                                                                                 =======              =======



 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

   Bank line of credit                                                           $    --              $ 1,000
   Accounts payable and other current liabilities                                 11,110               10,779
                                                                                 -------              -------
 Total current liabilities                                                        11,110               11,779

 Stockholders' equity:

   Preferred stock, $.001 par value:
   Authorized shares - 2,000,000; Issued and
     outstanding shares - None                                                        --                   --
   Common stock, $.001 par value:
   Authorized shares - 30,000,000; Issued and outstanding shares -
     15,076,948 and 12,708,636 at September 30, 1995
     and December 31, 1994, respectively                                              15                   13

 Additional paid-in capital                                                       84,180               69,513
 Deferred compensation                                                              (104)                (170)
 Unrealized gain (loss) on marketable securities                                      89                 (210)
 (Accumulated deficit) retained earnings                                          (7,749)               5,700
 Total stockholders' equity                                                      -------              -------
                                                                                  76,431               74,846
                                                                                 -------              -------
 Total liabilities and stockholders' equity                                      $87,541              $86,625
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

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                   (RESTATED)

                                                          Quarter Ended                        Nine Months Ended
                                                          September 30,                          September 30,
                                                   -------------------------             ---------------------------
                                                    1995               1994                1995               1994
                                                   -------           -------             --------           --------
Revenues                                           $29,602           $15,246             $ 72,599           $ 41,391
Cost of revenues                                    15,834             8,431               37,958             23,250
                                                   -------           -------             --------           --------
Gross profit                                        13,768             6,815               34,641             18,141

Operating expenses:

  Research and development                           2,804             1,523                7,565              4,172
  Sales and marketing                                2,736             1,392                6,827              4,010
  General and administrative                         1,769             1,051                4,857              2,787
                                                   -------           -------             --------           --------
Total operating expenses                             7,309             3,966               19,249             10,969
                                                   -------           -------             --------           --------
Income from operations                               6,459             2,849               15,392              7,172
Interest and other income, net                         426               285                1,500                983
Gain (loss) on investments                              56            (1,237)                 415            (10,665)
Unusual gain (loss) due to unauthorized
  trading of investments by third parties            1,660                --              (25,114)                --
                                                   -------           -------             --------           --------
Income (loss) before income taxes                    8,601             1,897               (7,807)            (2,510)
Provision for income taxes                           2,436             1,126                5,642              3,154
                                                   -------           -------             --------           --------
Net income (loss)                                  $ 6,165           $   771             $(13,449)          $ (5,664)
                                                   =======           =======             ========           ========
PER SHARE DATA:

Earnings (loss) per share                          $  0.36           $  0.05             $  (0.94)          $  (0.45)
                                                   =======           =======             ========           ========
Weighted average number of common and common
  equivalent shares                                 17,051            15,319               14,365             12,490
                                                   =======           =======             ========           ========

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                   (RESTATED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   1995                  1994
                                                                                 --------               -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                         $(13,449)              $(5,664)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization                                                     2,856                 1,195
  (Gains) losses on sales of investments                                             (415)               10,665
  Unusual loss due to unauthorized trading of
    investments by third parties                                                   25,114                    --

Change in operating assets and liabilities:
  Accounts receivable                                                              (1,500)               (1,868)
  Inventories                                                                      (4,935)               (2,877)
  Other current assets                                                                435                  (252)
  Other assets                                                                        (42)                  (20)
  Accounts payable and other current liabilities                                      331                 3,768
                                                                                 --------               -------
Net cash provided by operating activities                                           8,395                 4,947
                                                                                 --------               -------
CASH FLOWS FROM INVESTING ACTIVITIES

Net purchases of investments                                                       (3,412)               (3,423)
Issuance of note receivable                                                        (1,354)                   --
Purchases of property and equipment                                                (5,064)               (1,269)
                                                                                 --------               -------
Net cash used in investing activities                                              (9,830)               (4,692)
                                                                                 --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on bank line of credit                                                    (1,000)                   --
Issuance of common stock                                                           14,669                   121
                                                                                 --------               -------
Net cash provided by financing activities                                          13,669                   121
                                                                                 --------               -------
Increase in cash and cash equivalents                                              12,234                   376
Cash and cash equivalents at beginning of period                                      711                13,650
                                                                                 --------               -------

Cash and cash equivalents at end of period                                       $ 12,945               $14,026
                                                                                 ========               =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                                    $     18               $     8
                                                                                 ========               =======
Income tax paid                                                                  $  5,028               $ 3,058
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

      The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and nine months ended September 30, 1995 and 1994 was as follows:

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ----------------------         ------------------------
                                                               1995          1994             1995            1994
                                                             --------      --------         -------        ---------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income as previously reported                            $ 4,505       $ 2,239          $ 11,250        $  5,624
                                                             =======       =======          ========        ========

Net income before adjustment for investment losses
  and unauthorized activity                                  $ 4,505       $ 2,239          $ 11,250        $  5,624

Adjustments to properly reflect investment losses
  and unauthorized activity:
  Investment losses                                               --        (1,579)               --         (11,637)
  Unauthorized trading gains (losses)                          1,660            --           (25,114)             --
  Provision for income taxes                                      --           111               415             349
                                                             -------       -------          --------        --------
Net income (loss) after adjustment for investment
  losses and unauthorized activity                           $ 6,165       $   771          $(13,449)       $ (5,664)
                                                             =======       =======          ========        ========

Net income (loss) per share                                  $  0.36       $  0.05          $  (0.94)       $  (0.45)
                                                             =======       =======          ========        ========
Weighted average shares outstanding used to compute
  net income (loss) per share                                 17,051        15,319            14,365          12,490
                                                             =======       =======          ========        ========

Net income per share, as previously reported                 $  0.26       $  0.52          $   0.68        $   0.37
                                                             =======       =======          ========        ========

Weighted average shares outstanding used to compute
  net income per share, as previously reported                17,051        15,319            16,624          15,366
                                                             =======       =======          ========        ========

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

4.  SHORT-TERM INVESTMENTS

      The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") on January 1, 1994. Pursuant to Statement 115, the Company's short-term investments have been classified as either trading or available for sale at the time of purchase. Trading securities are carried at fair value with unrealized gains and losses included in the Company's results of operations. Securities classified as available for sale are carried at fair value with unrealized gains and losses ported in a separate component of stockholders' equity. The unrealized gain (loss), net of tax, related to available for sale securities and included in stockholders' equity was $89,000 and $(210,000) at September 30, 1995, and December 31, 1994, respectively.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


5.  INVENTORY

      Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                            SEPTEMBER 30,           DECEMBER 31,
                                                1995                   1994
                                            ------------            -----------
                                                      (IN THOUSANDS)
      Raw materials                            $ 4,228                $ 4,743
      Work in process                           11,135                  9,529
      Finished goods                             6,046                  2,202
                                               -------                -------
                                               $21,409                $16,474
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

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


7.  PROVISION FOR INCOME TAXES

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

GROSS PROFIT

      Gross profit increased $7.0 million or 102% to $13.8 million in the quarter ended September 30, 1995. Gross Profit for the nine month period was $34.6 million compared to $18.1 million in the prior year period. Gross profit as a percentage of revenues was 47% for the quarter ended September 30, 1995 compared to 45% in the 1994 quarter. For the nine months ended September 30, 1995 gross profit as a percentage of revenues was 48% compared to 44% in the 1994 period. These improvements in gross profit percentage are attributable to the Company's continuing engineering design changes, reduced prices for components, increased manufacturing efficiencies, and increases in volume. For the 1995 reporting periods, cost reductions more than offset declines in average selling prices, as compared with the 1994 periods.

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

OPERATING EXPENSES

      Research and development expenses increased to $2.8 million in the quarter ended September 30, 1995, compared to $1.5 million in the prior year period. Research and development expenses were $7.6 million compared to $4.2 million for the nine months ended September 30, 1995, and 1994, respectively. The 1995 increases in expenses were primarily due to the addition of personnel, depreciation on additional capital equipment, prototype expenditures and payments to outside consultants. As a percentage of revenues, research and development expenses were approximately 10% during the quarter and nine month periods ended September 30, 1995 and 1994.

      Sales and marketing expenses increased $1.3 million or 97% to $2.7 million and increased $2.8 million or 70% to $6.8 million, respectively, for the quarter and nine months ended September 30, 1995, as compared with the same periods in the prior year. The 1995 increases were primarily due to the addition of sales and marketing support personnel, commissions related to higher revenue levels, and increased advertising and travel. As a percentage of revenues, sales and marketing expenses were approximately 9% during the quarter ended September 30, 1995 and 1994, and 9% and 10%, respectively, in the nine month periods.

      General and administrative expenses increased $0.7 million or 68% and $2.1 million or 74%, respectively, for the quarter and nine months ended September 30, 1995, as compared with the 1994 periods. These increases were primarily due to the addition of personnel, payments to outside consultants related to the implementation of an information systems upgrade, and additional bad debt provisions. As a percentage of revenues, general and administrative expenses decreased to 6% and 7%, respectively, for the quarter and nine months ended September 30, 1995 compared to 7% for the quarter and nine months ended September 30, 1994.

INCOME FROM OPERATIONS

      As a result of the above, income from operations for the quarter ended September 30, 1995 increased 127% to $6.5 million, compared to $2.8 million for the 1994 quarter. Income from operations for the nine months ended September 30, 1995 increased 115% to $15.4 million, compared to $7.2 million for the 1994 period.

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

      The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the three and nine months ended September 30, 1995 and 1994 was as follows:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ---------------------        -----------------------
                                                               1995         1994            1995           1994
                                                             -------       -------        --------       --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMUONTS)
Net income as previously reported                            $ 4,505       $ 2,239        $ 11,250       $  5,624
                                                             =======       =======        ========       ========
Net income before adjustment for investment losses
  and unauthorized activity                                  $ 4,505       $ 2,239        $ 11,250       $  5,624

Adjustments to properly reflect investment losses
  and unauthorized activity:
  Investment losses                                               --        (1,579)             --        (11,637)
  Unauthorized trading gains (losses)                          1,660            --         (25,114)            --
  Provision for income taxes                                      --           111             415            349
                                                             -------       -------        --------       --------
Net income (loss) after adjustment for investment
  losses and unauthorized activity                           $ 6,165       $   771        $(13,449)      $ (5,664)
                                                             =======       =======        ========       ========

Net income (loss) per share                                  $  0.36       $  0.05        $  (0.94)      $  (0.45)
                                                             =======       =======        ========       ========
Weighted average shares outstanding used to compute
  net income (loss) per share                                 17,051        15,319          14,365         12,490
                                                             =======       =======        ========       ========

Net income per share, as previously reported                 $  0.26       $  0.52        $   0.68       $   0.37
                                                             =======       =======        ========       ========

Weighted average shares outstanding used to compute
  net income per share, as previously reported                17,051        15,319          16,624         15,366
                                                             =======       =======        ========       ========

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

INTEREST AND OTHER INCOME, NET

      Interest and other income increased $141,000 and $517,000, respectively, for the quarter and nine months ended September 30, 1995, as compared with the same periods in the prior year, largely due to higher cash levels available for investment which resulted from the secondary offering.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three and nine months ended September 30, 1995, was $2.4 million and $5.6 million, respectively, compared to $1.1 million and $3.2 million for the three and nine months ended September 30, 1994. The Company did not record any tax benefit from its unusual trading losses in 1995 or its investment losses in 1994 in excess of its investment gains.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

      As a result of the above, net income for the quarter ended September 30, 1995 was $6.2 million or $0.36 per share, compared to $771,000 or $0.05 for the 1994 quarter. The weighted average number of common and common equivalent shares outstanding was 17.1 million and 15.3 million for the three months ended September 30, 1995 and 1994, respectively.

     Net loss for the first nine months of 1995 was $13.4 million or $0.94 per share, compared to a loss of $5.7 million or $0.45 per share in 1994. The weighted average number of common and common equivalent shares outstanding was
14.4 million and 12.5 million for the nine months ended September 30, 1995 and 1994, respectively. The increase in shares in 1995 is due primarily to the secondary public offering of the Company's stock and the exercise of warrants in connection therewith in March 1995.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1995, the Company had $43.7 million in cash, cash equivalents and short-term investments and $68.5 million in working capital. These figures represent a decrease of $9.6 million in cash, cash equivalents and short-term investments and $2.9 million in working capital over the December 31, 1994 amounts. These decreases are primarily due to investment losses that resulted from unauthorized trading by third parties offset by the receipt of $13.2 million in cash from the Company's secondary stock offering (including cash recieved for warrant exercises) that took place in March 1995. Although accounts receivable collection days at September 30, 1995, decreased to 35 days compared to 53 days at December 31, 1994, the Company's accounts receivable balance increased to $11.5 million from $10.2 million at the end of 1994 as a result of increased sales levels during the third quarter of 1995. Inventories increased to $21.4 million at September 30, 1995, compared to $16.5 million at December 31, 1994, due to higher shipment levels. However, inventory turns increased to 3.0 at the end of the third quarter, compared to
2.4 at the end of 1994.

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

      On July 20, 1995, the Company entered into certain agreements with Sourcecom Corporation of Valencia, California ("Sourcecom"). Sourcecom is a cost/performance leader in remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company will lend Sourcecom $2.7 million and has rights to obtain a minority ownership position. During the third quarter, the Company advanced $1.4 million to Sourcecom. The remainder is to be funded during the fourth quarter of 1995.

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

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits:

             Exhibit No.
             -----------
               10.34 PairGain Technologies, Inc. Common Stock Purchase Warrant dated May 10, 1995, issued to Brobeck, Phleger & Harrison

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





  Date: March 28, 1996                     /S/ Robert R. Price
                                           ---------------------------------
                                               Robert R. Price
                                               Corporate Controller
                                               (Chief Accounting Officer)