Form 10-K
period 1995-12-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-03-29
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____

                         COMMISSION FILE NUMBER 0-22202
                           PAIRGAIN TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

DELAWARE                                                              33-0282809
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 14402 FRANKLIN AVENUE, TUSTIN, CALIFORNIA 92680
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (714) 832-9922


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  x                          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of Nasdaq National Market on February 29, 1996, the aggregated market value of the voting stock held by non affiliates of the registrant was $894,291,000. The number of shares outstanding of the registrant's common stock, $.001 par value was 15,467,523 on February 29, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 12, 1996, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1. BUSINESS.

     PairGain Technologies, Inc. ("PairGain" or the "Company") is a leading provider of telecommunications products based on High bit rate Digital Subscriber Line ("HDSL") technology. The Company designs, manufactures, markets and supports products that allow telecommunications carriers and private network owners to more efficiently provide high speed digital service to end users over the large existing infrastructure of unconditioned copper wires. This service, typically delivered over T1 lines in North America and E1 lines in international markets, enables high speed data transmission for applications such as wide area networking and video conferencing.

RISK FACTORS

     Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

   Average Sales Price Reductions

     Commencing in mid-1993, the Company began reducing the average sales prices of its HiGain products in an effort to increase market demand for its products and in anticipation of expected price competition. These reductions have been significant, representing a reduction of as much as 35% in average sales prices over the past 18 months. The Company expects to continue to reduce the average sales prices of its products, including its HiGain products, in future periods. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of HiGain products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average sales prices of the Company's HiGain products. Declining average sales prices may also adversely affect gross margins on the Company's HiGain products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit costs. There can be no assurance that the Company will be able to increase the unit sales volumes of its HiGain products, introduce and sell new products, reduce its per unit costs or maintain or increase revenues or margins attributable to such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products" and "--Competition."

   Product Concentration

     Revenues from HiGain products represented approximately 76%, 76% and 75% of the Company's total revenues in 1995, 1994 and 1993, respectively. The Company expects that revenues from HiGain products will continue to account for a majority of the Company's revenues for the foreseeable future, although there can be no assurance that the Company will be able to sustain recent levels of HiGain product sales. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products."

   Future Operating Results Subject to Fluctuation

     The Company's operating results may fluctuate in the future as a result of a number of other factors, including the timing of orders from, and shipments to, major customers, the timing of new product announcements by the Company or its competitors, variations in the Company's sales channels or the mix of products its sells, changes in pricing policies by the Company's suppliers, the availability and cost of key components, the timing of personnel hirings, the market acceptance of new and enhanced versions of the Company's products and the timing of final product approvals from any of the RBOCs. Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to significantly increase operating expenditures and to increase inventory as its expands its levels of operations. The Company anticipates that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

   Competition

     Competition in the Company's markets is intense, and the Company expects that competition will increase. Many of the Company's potential competitors have substantially greater name recognition and technical, financial and marketing resources than the Company. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully in the future. Competitive pressures could reduce demand for the Company's products, cause the Company to further reduce prices on its existing products, increase expenses or cause delays or cancellations of customer orders, any one of which could adversely affect the Company's business and results of operations.

     Several companies have developed competing HDSL technology and products, including HDSL chips currently offered by Brooktree Corporation ("Brooktree"), the former supplier of the Company's SPAROW I chip, Level One Communications ("Level One") and Metalink. Commencing in 1996, the Company expects to face even more competition from a consortium of telecommunications supply companies with HDSL products based on the chip designed by Level One. In addition, Brooktree has the unrestricted right to sell the Company's SPAROW I chip in component form. The Company expects that additional companies will introduce competitive products in the future, and there can be no assurance that the Company will continue to compete successfully in the future. See "Business--Sales and Marketing and Customer Support" and "--Competition."

     All manufacturers of products based on HDSL technology face competition from fiber optic and conventional repeatered systems as alternate solutions for the delivery of T1 or E1 services to end users. Many telephone companies have adopted policies that favor the deployment of fiber. As telephone companies continue to install fiber cable and conventional repeatered T1 systems to provide T1 or E1 service in local subscriber loops, the demand for HDSL products may decline. Further, the deployment of fiber to replace existing HDSL installations will result in the availability of those existing HDSL systems for installation elsewhere and may adversely affect future demand for HDSL products. See "Business--Industry Background" and "--Competition."

   Dependence on Suppliers and Subcontractors

     Certain components used in the Company's HDSL products are currently purchased from a single source (including the Company's SPAROW II chip) and others are available from a limited number of sources. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and product deliveries will not occur in the future. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments to the Company's customers. Any such delays or reductions could have a material adverse effect on the Company's reputation and customer relationships which could, in turn, have a material adverse effect on the Company's business and results of operations. In addition, the Company uses third-party subcontractors for the manufacture of its products. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs.

     Shortage of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. Any such reduction may result in delays in shipments of the Company's products or increases in the price of components, either of which could have a material adverse impact on the Company. See "Business--Manufacturing."

   Inventory Turns

     The Company maintains high levels of inventory and does not turn inventory rapidly (inventory turns were two-and-a-half times in 1995 and two times in 1994). High levels of inventory also create risks of inventory obsolescence. If forecasted sales for certain products are not realized, increased reserves for product excess and obsolescence may be necessary, or write-offs in excess of existing reserves may be required, either of which could have a material adverse effect on the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Customer Concentrations

     Aggregate sales to local telephone companies affiliated with Bell Atlantic, BellSouth, NYNEX, Pacific Telesis, and SBC Communications (formerly Southwestern
Bell) accounted for approximately 63%, 66% and 65% of the Company's total revenues for 1995, 1994 and 1993, respectively. As a result of the Company's dependence on its largest customers, the Company's future success will significantly depend upon the timeliness and size of future purchase orders, if any, from its largest customers, the product requirements of such customers, the financial and operational success of such customers, and in particular, the success of such customers' services deployed using the Company's products. The Company's sales to its largest customers have in the past fluctuated and may in the future fluctuate significantly from quarter to quarter and year to year. The loss of any such customer or the occurrence of any such sales fluctuations could have a material adverse effect on the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and " Business--Customer."

   Dependence on New Markets and Technologies

     The use of HDSL in private network applications has not yet gained widespread acceptance and may not develop as a result of the limited awareness of this new application of HDSL. The Company's future operating results will be dependent in part upon the development and growth of the private network market for its Campus products, and there can be no assurance that his market for HDSL technology will develop. In addition, servicing the private network market requires the Company to develop a different sales channel than the one its employs to sell its HiGain products to public carriers, and there can be no assurance that the Company will be able to develop an effective sales channel for the private network market or any market that may develop for the Campus products. The Company is also evaluating new applications of high speed copper transmission technologies, is investing significant corporate resources in the development of Asymmetric Digital Subscriber Line ("ADSL") technology, and expects to devote significant additional resources to the development of other new technologies in the future. In addition, the Company does not expect to generate significant revenues from ADSL products in 1996 or 1997, and there can be no assurance that the Company will ever generate significant revenues from ADSL products. There can be no assurance that such technologies will be viable or that markets for such technologies will develop. Any failure in the development of new markets and technologies could have a material adverse effect on the Company's business. "Business--Company Strategy" and "--Product Development."

   Rapid Technological Change and Dependence on New Products

     The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end user requirements and frequent new product introductions and enhancements. The introduction of HDSL products involving superior technologies or the emergence of alternative technologies or new industry standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability to continue, on a cost-effective and timely basis, to enhance its HDSL products, develop and introduce new products for the HDSL market and other markets, meet changing customer needs and achieve broad market acceptance for its products. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements, that the Company will be able to successfully develop and market new products or product enhancements or that such products or enhancement will achieve market acceptance. Any failure by the Company to anticipate or respond on a cost effective and timely basis to technological developments, changes in industry standards or end user requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business. Further, there are physical limits to the speed at which transmissions can travel over copper wire, and the Company's copper-based HDSL products will not be a viable solution for customers requiring service at performance levels beyond the limits of copper wire. See "Business--Company Strategy" and "--Product Development."

   Need to Generate International Sales

     To date, sales of the Company's products outside of the United States and Canada have been limited. The Company's ability to meet its objectives will require it to generate significant international sales in 1996 and beyond. International business is subject to risks in addition to those inherent in the Company's United States business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable and increased days sales outstanding. There can be no assurance that the Company will be able to generate significant international sales, or establish new strategic marketing relationships in the future. In addition, in the event the Company is successful in doing business outside of the United States, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States and other international markets. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

   Proprietary Technology

     The Company's success and future revenue growth will depend, in part, on its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company regards its technology as proprietary, it has limited patents on such technology. The Company relies on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect its unpatented proprietary know-how. However, there can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. From time to time the Company has received claims of infringement of other parties' proprietary rights, although the Company is not party to any pending intellectual property litigation. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such claims will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties, regardless of the merit of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. See "Business--Proprietary Rights."

   Dependence on Key Personnel

     The success of the Company is dependent in large part on two of its founders, Howard S. Flagg and Benedict A. Itri, on its chairman and Chief Executive Officer, Charles S. Strauch, and on other key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. The Company does not have employment contracts with any of its executive officers. In addition, the Company believes that its future success will depend in large part upon its continued ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be able to do so.

   Management of Expanding Operations

     The Company has recently experienced a period of significantly expanding operations and headcount, which has placed, and will continue to place, a significant strain on the Company's limited personnel and other resources. The Company's ability to manage any future increases in the scope of its operations or headcount, should they occur, will depend on significant expansion of its manufacturing, research and development, marketing and sales, management and financial and administrative capabilities. The failure of the Company's Management to effectively manage any expansion in its business could have a material adverse effect on the Company's business and results of operations.

   Reliance on Sole Manufacturing Facility

     The Company conducts virtually all final assembly and final test functions at its manufacturing facility in Tustin, California. Any extended interruption of operations at this facility could have a material adverse effect on the Company's business and results of operations.

   Capital Requirements

     Subsequent to 1996, the Company's capital requirements will depend on many factors, including the levels at which the Company maintains inventory, the continued market acceptance of the Company's products, the extent to which growth in unit sales volume affects future reductions in the average sales price of HiGain products, the extent to which the Company invests in new technology and improvements to its existing HDSL technology, the marketing expenditures associated with launching new products and maintaining a competitive position in the marketplace and the response of competitors to products based on the Company's technology. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders.

INDUSTRY BACKGROUND

     In recent years, demands on the telephone infrastructure have prompted telephone companies to improve the reliability and increase the speed of transmission over telephone networks. Telephone networks have evolved from systems based entirely on low speed analog communication over copper wires to fiber optic backbones running throughout the interexchange carrier and local exchange carrier networks. These fiber optic backbones permit digital communication of much greater volumes of data with greatly enhanced reliability and increased speed throughout the interexchange network and among the local carriers. However, the "last mile," the local subscriber loop through which telephone services are delivered from local carriers to end users, continues to be predominantly characterized by low speed analog transmission over copper wires.

     The following diagram depicts the public telephone network infrastructure:

                                   [ARTWORK]

     The quality of telephone service to end users is determined by the least reliable and slowest link in the network, and the traditional analog infrastructure was not designed to provide high speed, high data capacity service to end users. However, end users are increasingly demanding high speed data transmission for applications such as video conferencing and wide area networking, which includes communications among computers, local area networks and telephone systems. Telephone service carriers are therefore facing increasing pressure to install digital telecommunications services in the "last mile." Digital transmission has distinct advantages over analog transmission, including lower cost, increased speed, higher reliability and better quality. Installing digital service facilities also provides telephone companies worldwide with the foundation to offer their customers high speed video and multimedia services. In addition, international carriers, especially those in developing countries where the copper wire infrastructure is less extensive, are facing a growing demand for digital service and are deploying it to provide multiple voice circuits (telephone lines) rather than the high speed services requested in the United States.

     Competitive pressure from alternate carriers has further accelerated the telephone companies' deployment of digital service in the "last mile." Unlike public telephone companies, these alternate carriers are not required to provide universal service and instead may choose to serve only those customers with high demand for digital services, an important market targeted by the telephone companies due to the higher rates and increased usage associated with these services. By installing primarily fiber cable, these alternate carriers have provided short delivery intervals and high quality service, which has enabled them to compete effectively with the local telephone companies for these high demand customers. As a result of this competitive pressure, the telephone companies face an increased need to provide digital service approaching the quality of fiber quickly and efficiently.

     The basic building blocks of today's high speed digital telecommunications networks in North America are T1 lines, which transmit data at 1.544 Mbps, the equivalent of 24 voice circuits for simple telephone service. E1 lines, the international functional equivalent of T1 lines, operate at 2.048 Mbps. Telephone companies are seeking cost effective methods of providing T1 service to meet customer demands for high speed digital transmission. By providing T1 service, telephone companies can provide the means for increased customer usage which, in turn, expands the revenue base for these telephone companies. One way that telephone companies have installed T1 service has been to deploy fiber cable. However, deploying fiber cable in the "last mile" is capital and labor intensive, so it is only cost efficient if a number of T1 lines are requested in the particular subscriber loop. A fiber system may be capable of transporting from four to over one hundred T1 lines. The equipment required at a customer's premises alone can cost a few thousand dollars for a T1 fiber system with four lines to tens of thousands of dollars for higher capacity systems. In either case, significant additional costs are involved in installing fiber cable in existing conduit or burying new cable. Installing fiber cable in the "last mile" is also time consuming, often taking a carrier weeks or months to complete, depending on the location to which the fiber is deployed, the timeliness of the carrier's success in obtaining the necessary rights of way and the extent to which the existing conduit is obstructed or damaged.

     As an alternative to fiber deployment, telephone companies use repeatered T1 lines, which require them to "condition" the existing copper wires to meet T1 or E1 standards. Conditioning copper wires is accomplished through a time consuming, capital and labor intensive installation process, which involves the removal of bridge taps and the installation of repeaters. Repeaters are devices required about every 3,000 to 5,000 feet to regenerate the signal as it passes along the line. To condition existing copper wires, telephone company engineers must (i) identify which copper wires are to be used (only three to four pairs of wires in a single cable can be used due to "crosstalk," or interference, from other pairs of wires in the same cable), (ii) define where repeaters must be installed, (iii) allocate space in repeater housings and manholes for the necessary equipment and (iv) locate bridge taps (wire leads from previously disconnected lines) for removal. Technicians, following the design of the engineers, must then go to each location to remove the bridge taps, install the repeaters and add new repeater housings when needed. Next, each repeater span must be measured by the engineers to ensure that the intent of the design is achieved. The cost of installing a repeatered T1 line varies widely depending on the amount of conditioning that the copper wires require, including the number of repeaters that need to be installed. Generally, the cost of installing a repeatered T1 line on up to 12,000 feet of unconditioned copper wire can range from approximately $2,500 to $8,000. While often deployed as an alternative to fiber, the transmission error rates on repeatered T1 lines are significantly higher than fiber, which is particularly detrimental for certain data and video transmissions.

     In the late 1980s, Bellcore, the research and development entity jointly created and funded by the seven regional Bell operating companies ("RBOCs") for the development of new technologies, developed the parameters for HDSL technology as a high quality, but lower cost and more efficient method for installing T1 lines in the "last mile" on copper. HDSL utilizes high speed digital signal processing technology to create a mathematical model of copper wire that allows the receiver to precisely compensate for the predictable distortion that the wire imparts on the digital signal sent from the distant end.

     The following diagram depicts a comparison of a conventional repeatered T1 line with an HDSL circuit:

                                    [ARTWORK]

     The Company believes that HDSL technology offers a significant opportunity to meet end user demand for high speed digital telecommunications services in the local subscriber loop. HDSL technology has a number of advantages over both fiber cable and conventional repeatered T1 systems, including lower installation costs and faster deployment time. There are, however, certain situations in which HDSL technology is disadvantaged relative to these alternative solutions. For example, if a number of T1 lines are requested at a single location, fiber cable provides the highest quality digital transmission and can be more cost effective to deploy. However, because HDSL technology utilizes the existing copper wire infrastructure, it can be deployed in one or two days instead of weeks or months. HDSL systems operate over copper wire without the removal of bridge taps and can tolerate crosstalk, resulting in reduced engineering design time and lower costs. HDSL systems also eliminate the need for repeaters, thereby reducing a carrier's initial capital expenditures and its subsequent maintenance costs for trouble shooting. HDSL provides higher quality digital transmission than repeatered copper and approaches the low error rate of fiber cable.

PAIRGAIN STRATEGY

     The Company pioneered the development of a very large scale integration ("VLSI") implementation of HDSL technology and is currently a leading provider of telecommunications products based on HDSL technology. The Company's strategy for expanding the market for its products consists of three primary elements:


   --Maintain Technology Leadership. The Company believes that it is a leader in HDSL technology and systems. The Company's engineering organization includes a core development team focused on applying high speed digital processing ("DSP") techniques to telecommunications products. The Company leverages this core DSP expertise with an in-house VLSI design group that designs advanced VLSI components. The Company's in-house VLSI design group was the first to deliver an HDSL transceiver on a single chip (the SPAROW I chip). The Company believes that the close coordination between its VLSI design and product development teams enables it to reduce its time to market for new products. The engineering organization places the highest priority on maintaining the cost and feature competitiveness of the Company's HDSL product line through aggressive cost reduction and introduction of new additions to the HiGain(TM) product family. As an example, the Company's recently developed SPAROW II chip provides lower power consumption and lowers the individual device cost. The Company is also putting significant effort into Asymmetric Digital Subscriber Line ("ADSL"), a technology for higher speed transmission over copper wire. The Company believes that maintaining its leadership in technology for high speed digital transmission over copper wire is critical to its ability to build and maintain strong relationships with the RBOCs and other customers and to achieve leadership in new markets.

   --Leverage Core Technologies Into New Applications. The Company has developed its Campus product line based upon the same core HDSL technology utilized in the Company's HiGain products, which it markets to private network users such as universities, hospitals, military bases, corporate complexes and other campus environments. In addition, potential demand for the delivery of advanced communication services to residential and business customers, including advanced video services such as pay-per-view movies, interactive video games, educational video and many other on-demand services, may present a significant new market opportunity for products incorporating the Company's DSP and copper transmission expertise. See " Products" and " Product Development."

   --Develop OEM Opportunities. The Company intends to pursue opportunities to provide products and chipsets to manufacturers of telecommunications and data communications equipment. The Company believes that it can provide added value to third-party products through higher levels of integration with other elements of wide area networking infrastructures, such as bridges, routers and multiplexers. The Company also believes an opportunity exists to utilize its HDSL technology to connect local wireless communication systems to local subscriber loops. In addition, the Company believes there may be a market in the public network for the Campus product line's range of capabilities in providing a standard platform for delivering a range of medium to high speed data services over existing copper wire.

PRODUCTS

   Core Technology

     The core technology for the Company's HiGain and Campus product lines is based on HDSL and was developed from the Company's dual core competencies in digital signal processing and microelectronics. HDSL allows the transmission and receipt of digital data at high speed (784 Kbps) on a single twisted pair of copper wires to attain an aggregate bi-directional bit rate of 1.544 Mbps, the standard T1 rate, over two twisted pairs of copper wires. HDSL permits the delivery of an outbound signal on the same pair of wires on which the return signal is received. The transmitted signal is canceled by the receiver by precisely predicting the amount of signal "echo" and subtracting it from the overall input signal. HDSL-based products tolerate crosstalk and operate not only on continuous unobstructed pairs of wires, but also on cables with mixed wire gauges and bridge taps.

     The Company's unique implementation of HDSL technology stems from its development of a special purpose digital signal processing integrated circuit. This VLSI device, the SPAROW (Signal Processing Adaptive Receiver On Wire) chip, operates at a speed of 250 million instructions per second, enabling it to perform the extremely heavy numerical calculations required for the transmission of signals at HDSL rates. The SPAROW chip has enabled the Company to significantly reduce the physical size of its HDSL-based products. Two SPAROW chips are used in each of the Company's HDSL-based products, one for each twisted pair of copper wires entering the unit. The SPAROW I chip was replaced by the Company's SPAROW II chip which provides all of the features of the original SPAROW I chip, costs less to produce and consumes less power.

     The Company's microelectronics team has design and development capabilities that include silicon compilers which allow the Company to develop chips that are at performance and complexity levels beyond what is achievable on standard ASIC design systems. The Company has also leveraged its microelectronics product capabilities into the HiGain and Campus product lines. The Company is currently focusing its resources on further cost and performance improvements in HDSL and also is putting significant effort into the new ADSL technology, for which a highly integrated digital signal processor with over 1.2 million transistors (SPAROW II has 240,000 transistors) is being developed to perform the Bellcore sanctioned discrete multi-tone transmission algorithms.

     By utilizing its HDSL technology in different forms, the Company offers products for different markets and varied applications.

   HiGain Systems

     The Company's HiGain systems are used by telephone companies to (i) provide a T1 link between the central office and a carrier's remote hub and (ii) provide T1 service in the local subscriber loop between the central office or remote hub and the customer. A HiGain system consists of two units: a circuit plug-in unit that mounts in a shelf located in the central office or in a shelf in a remote hub and a unit that mounts at or near the customer's location. The circuit plug-in unit mounts in standard telephone company shelves alongside conventional transmission equipment, making it easily deployable in almost every central office and remote hub.

     HiGain systems are capable of providing T1 service over two twisted pairs of copper wire of up to 12,000 feet in length for 24-gauge copper wire and up to 9,000 feet for 26-gauge wire without the repeaters or complicated engineering design required with repeatered T1 systems. According to Bellcore and the RBOCs, approximately 85% of the business subscriber loops nationwide are within these distances from the local central office. Each HiGain system provides a single end user with the service of one T1 line, which is the equivalent of 24 voice circuits for simple telephone service. An end user requiring the capacity of multiple T1 lines will require an equivalent number of HiGain systems. The HiGain system can also be configured to provide E1 service.

     The Company also provides HiGain systems in different forms to address variances in customer installation and configuration requirements. The Company's Doubler product regenerates the HDSL signal at the end of a wire to a HiGain remote unit located a similar distance further on, allowing telephone companies to increase the distance range of HDSL from 12,000 feet to 24,000 feet and satisfy T1 demands by its more isolated customers. In addition, the Company has also introduced a product which provides a T1 connection over shorter distances requiring only one pair instead of two pairs of wire.

     To ensure flexibility of installation, the Company's HiGain units are available with a variety of shelf and mounting hardware, weather resistant housings and connecting hardware. In addition, all HiGain remote units provide self-diagnostic testing to detect failures and interface with the central office alarm system. HiGain systems, consisting of two units, have a list price of $1,445 per unit, although the Company generally sells such systems at a discount which may exceed 50% to its high volume customers. The Company first shipped units of its HiGain system to customers in June 1992. As of December 31, 1995, the Company had shipped approximately 153,000 HiGain units.

   Campus Systems

     The Company's Campus systems are HDSL transmission products designed by the Company to meet the digital communications needs of private networks. Campus systems are reconfigured versions of the HiGain product and provide high speed digital connectivity over two twisted pairs of copper wires between user premises in campus environments. Examples of these environments include universities, hospitals, utility plants, military bases, industrial parks and corporate complexes. The Campus systems enable the interconnection of LANs, video conferencing, computer channel extensions and many other applications.

     A Campus system consists of two base units that operate at T1, E1 or 384 Kbps speeds and are compatible with a number of standard data communications interfaces. These interfaces allow Campus systems to connect directly to LAN bridges, routers, T1 multiplexers, PBXs, video conferencing systems and other high speed networking devices. A Campus system, consisting of two base units and interfaces, has a list price of approximately $2,500 per base unit, although certain customers receive significant discounts off of list price. The Company first shipped Campus systems to customers in June 1993. To date, there are over 400 customers that have purchased and installed from a pair to hundreds of Campus units.

     The Company enhanced the Campus family of products in late 1994 with the Campus-Star access platform. The Campus-Star is a rack mountable module that incorporates power supplies and SNMP network management capabilities along with slots for up to 14 Campus unit equivalents. The use of the Campus-Star platform is driven by the needs of data communications managers to incorporate network management capabilities into their network components. PairGain is currently planning the further enhancement of the Campus-Star to provide Ethernet bridging interfaces and other high bandwidth interfaces. The Campus-Star is being positioned to provide flexibility in supporting a broad range of access interfaces and is designed to be a core element of the networking strategy of Campus data communications managers. The Company continued to enhance the Campus family of products during 1995 with the introduction of the Campus-REX(TM) (Remote Ethernet eXpress), a full bandwidth Ethernet remote bridge, providing transparent connectivity between LANs without repeaters at a distance of up to five miles. It provides a 10BaseT port, one serial port, an embedded SNMP agent and IEEE 802. 1d transparent MAC level bridging with Spanning Tree protocol support.

   PG-2 Products

     PG-2 was the Company's first commercial product and was delivered to customers beginning in 1989. The PG-2 system allows telephone companies to establish two analog transmission lines over a single twisted pair of copper wires, where traditional technology only allowed the establishment of one line over a single twisted pair of copper wires. PG-2 systems are used by telephone companies to provide emergency service and additional line service to residences and small businesses. The Company's PG-2 system can also be used to convert a degraded analog copper pair to high speed digital transmission. In the international marketplace, where the copper infrastructure is less extensive, these digital subscriber systems allow the PTTs to expand telephone service without laying more copper lines.

     A PG-2 system consists of a shelf-mounted line unit, located in the central office, and a remote transceiver mounted near the subscriber premises. The list price for the Company's PG-2 system is approximately $700 for two transceivers, one at each end, although many customers receive discounts off of list price.

     The PG-2 system is fully approved by two RBOCs and has been accepted by many of the independent telephone companies, including six of the large independents. The Company's PG-2 products compete worldwide with products from a number of telecommunications equipment manufacturers. The Company considers itself to be at a competitive disadvantage in the international market for the two channel digital subscriber carrier business served by its PG-2 system because it lacks a local manufacturing presence, which results in price disadvantages caused by import duties.

   PG-Flex(TM) Systems

     PG-Flex is a small digital loop carrier product. PG-Flex is a hybrid of the Company's PG-2 and HDSL technologies and provides a system for delivering up to 32 standard phone lines on two pairs of wire over an operating range of up to 12,000 feet of wire. The Company intends to market the PG-Flex product to both international and domestic telephone companies and expects significant competition in both markets. The Company began field trial shipments of PG-Flex systems in December 1995.

   OEM Products

     The Company has formed an OEM sales group to establish relationships with manufacturers to integrate PairGain's HDSL and future ADSL technologies into their own products. An HDSL module is in production which enables OEMs to incorporate PairGain's HDSL technology into their products.

PRODUCTS UNDER DEVELOPMENT

 ADSL

     The Company has a significant engineering development program in progress to develop a low cost, high performance module to perform ADSL transmission. ADSL is designed to allow existing telephone lines to deliver high speed data and video-on-demand services and provides a high speed (up to 6 Mbps) channel to the customer from the telephone company's central office and a medium speed (up to 500 Kbps) upstream channel to the central office from the customer. Although telephone companies have focused on deploying fiber and hybrid fiber and coaxial cable networks for delivering these advanced services, the Company believes the high cost and long implementation periods that will be involved in setting up these networks will provide a window of opportunity for equipment that can deliver similar capabilities on ordinary telephone wires.

   Residential Access Products

     The Company is also developing two residential access products, EtherPhone(TM) and Megabit Modem(TM), which will enable telephone companies to deliver high-speed data to the home for Internet and on-line service access, telecommuting, and work-at-home applications, over ordinary telephone lines. These products make use of existing infrastructure and are intended to allow carriers and other access providers to compete in the residential multimedia access market. These products are intended to provide a higher level of performance through existing low-speed analog modems and Integrated Services Digital Network (ISDN) technology allowing data to be delivered at rates from 768 Kbps to 6 Mbps over ordinary telephone lines. The Company plans to roll out its residential access products in a phased approach, with its first offerings available in 1996.

CUSTOMERS

     The Company sells its HiGain, PG-2 and PG-Flex products primarily into the public network market and its Campus products primarily into the private network market. The Company uses its direct sales force to market its HiGain, PG-2 and PG-Flex products in the United States and Canada. The Company markets its domestic Campus products and all international products through direct sales and distributors.

   Public Networks

     The public network market consists of the seven RBOCs and their local telephone company affiliates, as well as independent telephone companies and international carriers.

     RBOCs. Prior to selling products in volume to a local telephone company affiliated with an RBOC, a vendor must first receive approval of its product from the RBOC. Although the approval process for a new product varies somewhat among the seven RBOCs, the process generally consists of the following three phases:

   --Laboratory Evaluation. The product's functions and performance are tested against all relevant industry standards. This process can take from two weeks to three months depending on a variety of factors.

   --Field Trial. A number of actual telephone lines are equipped with the product for live operation in a field trial lasting from three weeks to three months. These field trials are for evaluating performance, assessing the ease of installation and establishing troubleshooting procedures. The RBOCs grant conditional approval upon successful completion of a new product's field trial, enabling field personnel to order limited quantities of the product under one-time approvals.

   --Final Approval and Contract. Prior to final approval, which may take from one to four months, the RBOC develops and implements a variety of procedures that cover ordering, stocking, installation, maintenance, returns and all other activities associated with use of the product.

     All seven RBOCs have approved the Company's HiGain system. Sales to local telephone companies affiliated with Bell Atlantic, Bell South, NYNEX, Pacific Telesis and SBC Communications (formerly Southwestern Bell) in each case accounted for more than 8% of the Company's local revenues in 1995 and sales in the aggregate to local telephone companies affiliated with these five RBOCs accounted for approximately 63% of the Company's total revenues in 1995.

     Ameritech and US WEST, the remaining two RBOCs, have approved HDSL-based products from Alcatel incorporating the Company's technology. Under the Company's original agreement with Alcatel, the Company was prohibited from seeking approval from and selling its HiGain products directly to local telephone company affiliates of these two RBOCs until October 1994. That relationship with Alcatel has now been terminated and the Company sells its HiGain and other HDSL products directly to Ameritech and US WEST.

     Independent Telephone Companies. There are approximately 1,500 telephone companies in the United States that are unaffiliated with any of the RBOCs. The Company has targeted approximately 50 of the largest independent telephone companies as potential customers for its HiGain products. Although the independent telephone company market does not present as large an opportunity as the RBOC market, the Company's experience has been that the independents are often more receptive to new technology. As a result, the approval process for new technology is often less time consuming. Currently, US Sprint, one of the two largest independent telephone companies, and a number of the smaller independents have approved and deployed the Company's HiGain system.

     International Carriers. In most international markets there is one telephone company per country; there are no alternate carriers and no independents. Typically these postal, telegraph and telephone companies ("PTTs") are highly regulated, government-owned agencies that have an even more rigorous approval process for new technology than the RBOCs. While the international carrier network systems are architecturally similar to the domestic public networks, E1 service is not deployed as extensively in local subscriber loops internationally as T1 service is in local loops domestically. The demand for E1 service has grown, however, and international carriers are deploying it primarily to provide multiple voice circuits rather than the high speed service requested in the United States.

   Private Networks

     Customers for the Company's Campus products, first introduced in June 1993, include universities, hospitals, military bases and other government installations, corporate complexes and other campus-like environments with private network systems. As of the date of this Annual Report, the Company has shipped over 8,700 units of its Campus product to such customers. Certain of such customers, none of which individually accounted for more than 1% of the Company's total revenues in 1995, are identified below:


   Alyeska Pipeline Service Co.            MCI International
   Boeing Computer Services                Nextel Communications
   Carnegie-Mellon University              Sandia National Laboratories
   Computer Sciences Corporation           Unisys Corporation
   GTE Supply                              University of California, Irvine
   Indiana Department of Transportation    University of California, Los Angeles
   Inland Steel Company                    University of Illinois
   ITT Federal Services Corp.              University of Washington
   ITT Research Institute                  Warner Brothers Studios
                                           Westec Communications


SALES, MARKETING AND CUSTOMER SUPPORT

   Sales and Marketing

     The Company's direct sales force markets its products to the RBOCs and their local telephone company affiliates and to the larger independent telephone companies by working closely with the planning, switching and transmission departments of such customers. The Company sells to other independent carriers and owners of private networks through direct sales, telesales and distributors.

     The Company's North American sales and customer support personnel are located in the following areas: California, Florida, Georgia, Utah, Texas, Pennsylvania, Washington, New Hampshire, Illinois, New Jersey, New York, North Carolina, Oregon, Massachusetts and Washington, D.C. The Company sells its products outside of North America through its own sales force based in the United States, the United Kingdom and China, and a network of international data communications equipment distributors.

     In addition to the specific sales efforts directed at its public and private network customers, the Company's marketing activities include participation in industry trade shows and conferences, distribution of sales and product literature, advertising in trade journals and ongoing communications with its customers.

   Customer Support

     All service, repair, and technical support of the Company's products are performed in-house. The Company offers technical support to its customers on a 24-hours-a-day, 7-days-a-week basis via an 800 hotline and through paging systems for all support personnel. The Company's product warranties range between three and five years. Current products are sold with a five year warranty.

PRODUCT DEVELOPMENT

     The Company believes that its future success depends on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet a wide range of customer needs. Accordingly, the Company intends to continue to make substantial investments in product development.

     The Company has organized its product development efforts into three main groups: microelectronics, software development and hardware development. Within the microelectronics group, a substantial majority of the Company's efforts is devoted to the development of ADSL, the enhancement of microelectronics used in the Company's HiGain and Campus product lines and the development of microelectronics products based on the Company's existing products. Within the software development group, the Company's efforts are devoted to the development and enhancement of network management software and protocol compliance for its products and the development of firmware for products such as PG-Flex.

     The remainder of the Company's research and development is devoted to the development, improvement and enhancement of new and existing hardware products and is directed at the following:



   --Cost Reduction. The Company continuously reviews the design and manufacturing process of its products to determine areas of product cost savings or enhanced product quality. This review includes, among other things, an examination of the product design to determine if further improvements can be made in the VLSI components.

   --Product Line Extensions. The Company seeks to extend its existing product lines through product modifications and enhancements in order to meet the needs of its different customers and their applications. Products resulting from the Company's product line extension efforts include the Campus-Star family of products, the PairGain Management System for management of HiGain products, long range 384 Kbps Campus systems, single pair T1 systems, and the HiGain Doubler product.

   --New Technology. The Company explores new transmission technologies to determine whether they represent an opportunity for products incorporating the Company's DSP and copper transmission expertise.

     During 1995, 1994 and 1993, research and development expenses were approximately $10.7 million, $5.8 million and $3.9 million, respectively. All of the Company's research and development expenses were charged to operations as incurred.

MANUFACTURING

     The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company uses domestic independent third-party contract assembly and test companies on primarily a consignment but also on a turnkey basis for circuit board assembly and in-circuit testing for all of its products. The Company conducts virtually all final assembly and final test functions at its facility in

Tustin, California. In addition, the Company performs extensive burn-in, testing and inspection of all of its products prior to shipping them to customers. Product quality and reliability are the Company's prime concerns in all phases of the manufacturing process. Quality control is maintained through incoming inspection of components and subassemblies, auditing of consignment and turnkey contractors, in-house final assembly and test functions, plus a final shipping inspection of all products.

     The Company currently procures all of its components from outside suppliers, either directly or through its consignment and turnkey contractors. The Company generally purchases and stores the more expensive components at its location and allows its assembly and test subcontractors to purchase and store other necessary components. In procuring components, the Company and its subcontractors rely upon a number of suppliers that are the sole source for certain of the components. One such sole supplier part is the SPAROW II chip. Although the Company has utilized its VLSI expertise to design its SPAROW II chip in a manner that will facilitate transition to multiple sources of supply, such a transition could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results.

     The Company's backlog at December 31, 1995 was approximately $2.7 million. The Company includes in backlog all firm purchase orders for products regardless of their ship date. Because of the quick turnaround (sometimes one to two weeks) that the Company's customers expect on their orders, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues expected for any future period.

     The Company's products are subject to FCC regulations regarding emission of electromagnetic energy, which may interfere with other equipment. All of the Company's currently commercially available products have been tested and comply with the relevant FCC regulations. The Company's commercially available products that are sold for use at the end user's premises, such as the HiGain remote unit and the Campus products, also comply with all required UL safety specifications.

COMPETITION

     Competition in the Company's markets is intense and the Company expects that competition will increase. Many of the Company's potential competitors have substantially greater name recognition and technical, financial and marketing resources than the Company. The Company's most significant competitor is ADTRAN, Inc., which offers an HDSL system and has often competed with the Company on the basis of price. The Company may also face competition from the licensees of its own HDSL technology. Specifically, pursuant to a license and distribution agreement with the Company, Alcatel was granted exclusive right (even as to the Company) to sell to a large independent telephone company and telephone companies affiliated with two of the seven RBOCs, and the nonexclusive right after October 1, 1994 to enter the rest of the United States HDSL market and compete directly with the Company. The Company and Alcatel renegotiated the terms of the companies' relationship in 1995. The existing agreement between Alcatel and the Company was terminated. Royalty-free cross licenses of current PairGain HDSL technology to Alcatel and Alcatel's current Network Management Software to PairGain were granted and the royalty rate for the standalone T1 products incorporating PairGain HDSL technology sold by Alcatel was revised.

     Several companies have developed competing HDSL technology and products, including HDSL chips currently offered by Brooktree Corporation ("Brooktree"), the former supplier of the Company's SPAROW I chip, Level One Communications ("Level One") and Metalink. Commencing in 1996 the Company expects to face even more competition from a consortium of telecommunications supply companies with HDSL products based on the chip designed by Level One. In addition, Brooktree has the unrestricted right to sell the Company's SPAROW I chip in component form; however, the Company has developed and is currently shipping its enhanced SPAROW II chip to which Brooktree does not have access. The Company expects that additional companies will introduce competitive products in the future.

     Many companies have introduced or announced HDSL-based products for the private network market, including both T1 and E1 products. Such companies include RAD Data Communications, ADTRAN, Inc., General Datacom, Nokia, Ericcson, ECI Telecom and a number of lesser known manufacturers worldwide. The Company also faces significant competition from providers of other technologies used by private network users to transmit information, including fiber and conventional repeatered T1 lines. To the extent fiber or repeatered lines are used, the market for the Company's Campus products may be reduced.

     The market for the Company's PG-2 products (a product that does not utilize HDSL technology) is also characterized by intense competition. Competitive products are offered by several telecommunications device manufacturers, many of which have substantially greater financial, technical, marketing and sales resources than the Company. With respect to the Company's PG-2 products, the Company does not expect that revenues from such products will grow significantly in future periods, and there can be no assurance that revenues from PG-2 products will not decline.

     All manufacturers of products based on HDSL technology face competition from fiber optic and conventional repeatered systems as alternate solutions for the delivery of T1 or E1 services to end users. Many telephone companies have adopted policies that favor the deployment of fiber. As telephone companies continue to install fiber cable and conventional repeatered T1 systems to provide T1 or E1 service in local subscriber loops, the demand for HDSL products may decline. Further, the deployment of fiber to replace existing HDSL installations will result in the availability of those existing HDSL systems for installation elsewhere and may adversely affect future demand for HDSL products.

     The Company believes that the principal competitive factors in its markets are conformance to standard transmission formats, size, price, performance, product features, reliability, technical support and marketing expertise. In addition, the Company believes that, with respect to its HiGain and PG-2 products, product reputation and the speed with which the Company can obtain approval from the RBOCs for its products are important competitive factors. The Company believes that it competes favorably with respect to all of these factors.

PROPRIETARY RIGHTS

     The Company relies on a combination of technical leadership, trade secret, patent, copyright and trademark law and nondisclosure agreements to establish and protect its proprietary rights in its products. Currently, the Company holds two United States patents and has an application pending for one additional patent. The Company also has certain registered and other trademarks. The Company believes that, because of the rapid pace of technological change in the networking industry, patent and copyright protection are less significant to the Company's competitive position than factors such as the knowledge, ability and experience of the Company's personnel, new product development, market recognition and ongoing product maintenance and support.

EMPLOYEES

     As of December 31, 1995, the Company employed 375 persons, including 171 in manufacturing, 52 in sales and marketing, seven in customer service, 106 in engineering and 39 in finance and administration. The Company also employs a number of temporary and contract employees and during the last quarter of fiscal 1995, the Company employed between 75 and 85 temporary employees, mostly in manufacturing. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company does not have any employment contracts with any of its executive officers.

ITEM 2. PROPERTIES.

     The Company's principal administrative, engineering, manufacturing, sales and marketing facility is located in an approximately 75,000 square foot building in Tustin, California, that is leased through February 29, 2000. In addition, the Company leases a 20,000 square foot warehouse in Santa Ana, California, a 5,000 square foot research and development facility in Raleigh, North Carolina, and 15,000 square feet of general office space in Tustin, California. The expiration dates for these leases are April 14, 1998, November 30, 2000, and July 31, 1999, respectively. The Company believes that such facilities are either adequate to satisfy its projected requirements, including its requirements for production capacity, through 1997, or that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

     In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Mr. S. Jay Goldinger and Capital Insight, Inc., a third party investment advisor. This suit arises out of losses incurred by the Company in 1995 of approximately $15.8 million in connection with investments made by Mr. Goldinger and Capital Insight on the Company's behalf. The derivative complaint states causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The complaint seeks in excess of $15.8 million in damages and legal fees and expenses in connection with the loss by the Company of the funds it provided to Mr. Goldinger and Capital Insight. The suit was filed in Superior Court of the State of California, County of Orange.

     In January 1996, the Company filed suit, in Los Angeles federal court, against Mr. S. Jay Goldinger and Capital Insight, Inc. charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

     Both of these suits arise out of losses the Company incurred in 1995 in one of its investment accounts. In early 1995, the Company had invested approximately $28 million of its excess cash with Capital Insight, Inc., a financial advisor and broker based in Beverly Hills, California, with instructions that the funds be invested solely in U.S. Treasury securities with maturities of one year or less. These instructions were consistent with the investment guidelines which had been approved by the Company's Board of Directors in October of 1994. However, these instructions were violated and the funds were used to engage in unauthorized trading in options and futures, resulting in pre-tax trading losses of $15.8 million in 1995.

     The Company's outside directors retained independent legal counsel to perform a complete investigation of the facts surrounding these losses and the Company's existing investment policies and procedures. The independent legal counsel retained forensic accountants to perform a full analysis of the unauthorized trading activity in order to ascertain both the details of the transactions involved and the periods in which the losses occurred. This investigation revealed no improper involvement by any Company officer or employee in the unauthorized trading.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol PAIR. As of February 29, 1996, there were approximately 15,467,523 shares of the Company's Common Stock issued and outstanding. The number of stockholders of record at that date was 133. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above. The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq National Market. The market quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The Company has never paid cash dividends and has no present intention of declaring a cash dividend for the foreseeable future.

                              QUARTERLY  QUARTERLY

                              ---------  ---------
                                 HIGH       LOW

                              ---------  ---------
YEAR ENDED DECEMBER 31, 1994
First Quarter                    $14.50     $7.75
Second Quarter                    10.50      7.00
Third Quarter                     10.44      8.25
Fourth Quarter                    16.25      8.75

YEAR ENDED DECEMBER 31, 1995

First Quarter                    $26.63     $13.25
Second Quarter                    24.13      17.63
Third Quarter                     35.50      18.75
Fourth Quarter                    56.00      27.75

     On February 29, 1996, the last reported sales price for the Company's stock was $59.25.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of the Company as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 is derived from audited consolidated financial statements of the Company included elsewhere in this Annual Report. The selected consolidated financial data of the Company as of December 31, 1992 and 1991 and the years then ended December 31, 1992 and 1991 is derived from audited consolidated financial statements of the Company not included in this Annual Report. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in a separate section of the Annual Report beginning on page F-1 and page 19, respectively.

                                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1995          1994        1993        1992         1991
                                                     --------      --------    --------    --------     ---------
                                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

STATEMENT OF OPERATIONS DATA:

Revenues                                             $107,224       $59,518     $36,307       $9,502       $2,361
Income (loss) from operations                          23,532        10,513       8,614       (2,000)      (3,393)
Unusual loss due to unauthorized trading of
investments by third parties                          (15,827)         ----        ----         ----         ----
Net income (loss)                                       1,056         8,567       7,612       (2,085)      (3,418)
Net income (loss) per share                          $   0.06       $  0.56        0.61       $(0.22)      $(0.46)
Number of shares used in per share calculations        16,820        15,403      12,485        9,521        7,469

                                                                                DECEMBER 31,

                                                    ---------------------------------------------------------------------
                                                       1995          1994         1993       1992         1991
                                                    ---------     ----------    ---------  ---------    ----------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:

Working capital                                      $ 84,766       $71,368     $62,941        5,218       $  969
Total assets                                          105,326        86,625      68,303        9,693        2,587
Long-term debt                                           ----          ----        ----        2,677         ----
Redeemable preferred stock                               ----          ----        ----       13,528        9,605
Common stockholders' equity (deficit)                  93,931        74,846      65,236       (9,859)      (8,068)

The Company paid no dividends on its Common Stock during any of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     PairGain, founded in February 1988, designs, manufactures and markets digital telecommunications transmission products. The Company's first product was PG-2, a two-channel digital subscriber carrier system, which was initially shipped in late 1989. This product began generating revenues in 1990, but sales of the PG-2 product alone did not reach volumes sufficient for the Company to achieve profitability. In 1991, the Company undertook the development of the HiGain system, which was first shipped in June 1992. The Company's revenue growth subsequent to 1991 and its profitability beginning in the fourth quarter of 1992 are attributable to the market acceptance and increased sales of its HiGain systems. The Company's revenue growth and sustained profitability during 1995, 1994, and 1993 is attributable to increased sales of its HiGain systems, which represented 76%, 76% and 75% of the Company's total revenues in 1995, 1994 and 1993, respectively. In addition, the Company's Campus products increased as a percentage of overall revenues to 12% in 1995 from 8% in 1994. Although revenues from sales of the Company's HiGain products have historically represented a substantial majority of the Company's total revenues and are expected to continue to account for a majority of its revenues for the foreseeable future, the Company believes that revenues from sales of its Campus and other products will continue to increase as a percentage of the Company's total revenues in the future.

     Commencing in mid-1993, the Company began reducing the average sales prices of its HiGain products to increase market demand and in anticipation of expected price competition. These reductions have been significant, representing a reduction of as much as 35% in the average sales prices of its HiGain products over the past 18 months. Although future effects of price competition and other competitive pressures inherent in the Company's business are uncertain, the Company expects to continue to reduce the average sales prices of its HiGain and other products. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of existing products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average sales prices of the Company's existing products. Declining average sales prices may also adversely affect gross margins on the Company's existing products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit costs. Declining average sales prices had a significant effect on gross margins in 1994 as they declined to 44% from 52% in 1993. During 1995 the Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies, and increases in volume resulted in improved gross margins, which climbed to 48% for the year. However, there can be no assurance that the Company will be able to continue to increase unit sales volumes, introduce and sell new products or further reduce its per unit costs in the future.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues.


                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1995      1994      1993
                                        ----      ----      ----
Revenues:
Product sales                            99%        96%      92%
Technology fees and royalty income        1          4        8
                                        ---        ---      ---
Total revenues                          100        100      100
Cost of revenues                         52         56       48
Gross profit                             48         44       52
Operating expenses:
Research and development                 10         10       11
Selling and marketing                     9         10       10
General and administrative                6          7        7
                                        ---        ---      ---
Total operating expenses                 25         27       28
                                        ---        ---      ---
Income from operations                   23         18       24
Other income (loss):
Interest income (expense), net            2          2       (1)
Net gain on sales of investments         --          2       --
Unusual loss due to
  unauthorized trading of
  investments by third
  parties                               (15)        --       --
                                        ---        ---      ---
Income before income taxes               10         22       23
Provision for income taxes                9          8        2
                                        ---        ---      ---
Net income                                1%        14%      21%
                                        ===        ===      ===

   Revenues

     Revenues increased 80% to $107.2 million in 1995 compared with $59.5 million in 1994. This increase was primarily due to a 120% increase in unit sales volume of the Company's HiGain products and, to a lesser extent, a 218% and 69% increase in unit sales volume of the Company's Campus and PG-2 products, respectively. These increases were somewhat offset by declines in the average sales prices of the products.

     Revenues increased 64% to $59.5 million in 1994 compared with $36.3 million in 1993. This increase was primarily due to a 192% increase in unit sales volume of the Company's HiGain products and, to a lesser extent, the introduction of the Company's Campus product in June 1993 and 40% increase in unit sales volume of the Company's PG-2 product. This increase was somewhat offset by a decline in the average sales prices of the Company's HiGain products.

     Aggregate sales to local telephone companies affiliated with five RBOCs accounted for approximately 63%, 66% and 65% of the Company's total revenues for 1995, 1994 and 1993, respectively. In addition, included in revenues for 1995, 1994 and 1993 were technology licensing fees and royalty income totaling $1.1 million, $2.1 million and $3.1 million, respectively. The technology licensing fees and royalties were paid to the Company primarily in connection with technology licensing agreements entered into with Alcatel and ADC Telecommunications, Inc. As a result of the renegotiated terms of the agreement between the Company and Alcatel, technology licensing fees and royalty rates will continue to decline.

   Gross Profit

     Gross profit represents total revenues for a period, including technology fees and royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures. In 1995, the Company's gross profit as a percentage of total revenues increased to 48% from 44% in 1994. This increase was primarily the result of the Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume. These reductions were partially offset by reductions in average sales prices of products and a decrease in technology fees and royalty income.

     In 1994, the Company's gross margin decreased to 44% from 52% in 1993. This decrease was primarily due to reductions of as much as 50% in the average sales prices of the Company's HiGain products and a decrease in technology fees and royalty income. These decreases in margin were offset by reductions in per unit costs.

   Operating Expenses

     Research and development expense increased to $10.7 million in 1995 from $5.8 million in 1994 and $3.9 million in 1993. The research and development expense ratio during 1995 was consistent with 1994 at 10% of total revenues compared to 11% in 1993. The increases in absolute expense levels were primarily due to the addition of personnel for the development of new products and enhancement of existing products, prototype expenditures as new products were tested in the lab and payments to consultants where specific resources were needed in the development process.

     Selling and marketing expense increased to $9.9 million in 1995 from $5.8 million in 1994 and $3.8 million in 1993. These increases in absolute expense levels were primarily due to the addition of personnel, increases in salaries and commission, and additional advertising and trade show expenditures. Selling and marketing expense as a percentage of total revenues was 9% in 1995 compared to 10% in 1994 and 1993. This decrease as a percentage of total revenues was primarily attributable to the slower growth of personnel, salaries and commissions relative to overall revenue growth in these periods.

     General and administrative expense increased to $6.8 million in 1995 from $4.3 million in 1994 and $2.6 million in 1993. This increase was primarily due to the addition of personnel and payments to outside consultants related to the implementation of an information systems upgrade. General and administrative expense as a percentage of total revenues was 6% in 1995 compared to 7% in 1994 and 1993. This decrease was primarily due to the growth of revenues relative to general and administrative expense during 1995.

   Interest Income (Expense), Net

     Net interest income was $2.1 million in 1995 and $1.5 million in 1994. The increase in interest income principally consisted of net interest income earned on the cash received by the Company in its secondary offering completed in March 1995, as well as increased cash balances due to higher revenue levels. The Company incurred net interest expense of $95,000 in 1993 due to interest on borrowings with only low levels of offsetting interest income. The increase from 1993 to 1994 resulted from net interest income earned on the cash received from the initial public offering, which was completed in September 1993.

   Net Gain on Sales of Investments

     Net realized gains on sales of investments were $415,000 and $1.2 million in 1995 and 1994, respectively. Net unrealized gain (loss) on short-term investments, net of tax, aggregated $67,000 and ($210,000) in 1995 and 1994, respectively, and are included as a separate component of stockholders' equity.

   Unusual Loss Due to Unauthorized Trading of Investments by Third Parties

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

     The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. See Note 14 of Notes to Consolidated Financial Statements beginning on page F-16 of this Annual Report.

     In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president. The derivative complaint states causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The suit seeks an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

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

   Provision for Income Taxes

     The Company's provision for income taxes increased to $9.2 million in 1995, as compared with a $4.6 million provision in 1994. The effective tax rate during 1995 was 90%, since the Company did not record any tax benefit on the unusual trading losses in excess of 1995 and 1994 gains on sales of investments of $1.6 million.

     Excluding the $15.8 million unusual loss, the Company's effective tax rate in 1995 was 37% compared to 35% in 1994. The principal reason for the increased effective tax rate was the elimination of the valuation allowance on deferred tax assets in 1994 as management believes it is more likely than not that such deferred tax assets will be realized in future periods.

     The Company's provision for income taxes increased to $4.6 million in 1994, or an effective tax rate of 35%, as compared with a $0.9 million provision, or an effective tax rate of 11% in 1993. The 1993 provision was primarily to provide for state taxes where there was no offset for net operating loss carryforwards. Provision for federal taxes was offset by net operating loss carryforwards of the Company, the remaining portion of which was used by the Company in 1993.

   Net Income and Earnings Per Share

     Net income, excluding the impact of the unauthorized trading loss, for the year ended December 31, 1995 was $16.5 million or $0.98 per share compared to $8.6 million or $0.56 per share in 1994. Including the trading loss, 1995 net income was $1.1 million or $0.06 per share. The weighted average number of common and common equivalent shares outstanding were 16.8 million and 15.4 million for the years ended December 31, 1995 and 1994, respectively. This increase in common and common equivalent shares was primarily attributable to the issuance of 500,000 shares in the Company's secondary offering in March 1995, the granting of options to key employees of the Company, and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1995 over 1994.

     Net income for the year ended December 31, 1994 was $8.6 million or $.056 per share compared to $7.6 million or $0.61 per share in 1993. This reduction in per share earnings was the result of a greater number of common and common equivalent shares outstanding for all of 1994 due to the initial public offering of the Company's stock in September 1993. The weighted average number of common and common equivalent shares outstanding were 15.4 million and 12.5 million for the years ended December 31, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In 1995, the Company had cash flow from operations of $12.5 million. In addition, $15.5 million in cash was generated from the issuance of stock, of which $11.0 million was from the Company's March 1995 secondary offering. These amounts were offset by unusual trading losses of $15.8 million, which resulted from unauthorized trading in options and futures by an independent financial advisor, as mentioned above. In 1994, the Company generated cash flow from operations of $4.7 million. In 1993, the Company funded its operations primarily from $53.6 million in net proceeds from its initial public offering.

     As of December 31, 1995, the Company had $55.7 million in cash, cash equivalents and short-term investments and $84.8 million in working capital, compared to $53.3 million in cash, cash equivalents and short-term investments and $71.4 million in working capital in 1994. The increase in the Company's accounts receivable to $13.0 million at December 31, 1995, compared to $10.2 million at December 31, 1994, was primarily due to increased sales for the period. Inventories increased to $22.5 million at December 31, 1995, compared to $16.5 million at December 31, 1994, due to increased stocking levels to support future shipments. Although, the Company continued to maintain high levels of inventories in 1995, inventory turns increased from two times in 1994 to two-and-a-half times in 1995.

     Capital expenditures relating primarily to the purchase of computer equipment, test equipment, furniture and fixtures and leasehold improvements were $5.9 million, $2.0 million and $1.6 million for the years ended December 31, 1995, 1994 and 1993, respectively. Included in the 1995 additions is approximately $750,000 of software and equipment purchased to upgrade the Company's information system capabilities and $1.0 million in leasehold improvements at the Company's Tustin California manufacturing, engineering and administrative facility.

     During 1995, the Company entered into certain agreements with Sourcecom Corporation of Valencia, California ("Sourcecom"). Sourcecom designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.5% at December 31, 1995), payable monthly, with the principal balance due July 1999.

     The Company has a loan and security agreement with a bank which provides for a revolving unsecured credit facility of $10.0 million, subject to amounts utilized for term loans, letters of credit and exchange contracts. The agreement contains significant financial and operating covenants, including limitations on the ability of the Company to incur additional indebtedness and restrictions on the Company's ability to take certain other corporate actions. The agreement also requires the Company to be in compliance with certain financial ratios. As a result of the unusual loss in the quarter ended June 30, 1995, the Company violated the Profitability Covenant of the agreement. The Company received a waiver of this covenant from the bank. Accordingly, the Company was in compliance with the financial and other covenants at December 31, 1995. At December 31, 1994 the Company had borrowed approximately $1.0 million under the loan agreement bearing interest at a rate of 8.5%. The loan was repaid in full during 1995. At December 31, 1995 the Company had no outstanding borrowings under the agreement. The agreement expires May 1, 1996.

     The Company has no other material near-term commitments for its funds. The Company believes that the current cash and short-term investment balances and internally generated cash flow will be sufficient to meet its working capital and capital expenditure requirements through 1996. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

   SUPPLEMENTARY FINANCIAL DATA

                                                                 SELECTED QUARTERLY FINANCIAL DATA
                                                                           (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                               --------------------------------------------------------------------
                                                MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                               (RESTATED)         (RESTATED)         (RESTATED)         (RESTATED)
                                               ----------         ----------        ------------       ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 1994
   Revenues                                     $12,482            $13,663             $15,246           $18,127
   Gross Profit                                   5,367              5,959               6,815             8,236
   Operating income                               2,100              2,223               2,849             3,341
   Investment gain (loss)                        (9,664)               236              (1,237)           11,850
   Net income (loss)                             (8,212)             1,777                 771            14,231

   Net income (loss) per share                  $ (0.66)           $  0.12             $  0.05            $ 0.91


                                                                    FOR THE THREE MONTHS ENDED
                                                -------------------------------------------------------------------
                                                MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                                                  (RESTATED)         (RESTATED)
                                                ---------         ----------        -------------      ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 1995
   Revenues                                      $19,078          $ 23,919             $29,602           $34,625
   Gross Profit                                    9,425            11,448              13,768            16,360
   Operating income                                4,214             4,719               6,459             8,140
   Unusual gain (loss) due to unauthorized
     trading of investments by third                  --           (26,774)              1,660             9,287
     parties
   Net income (loss)                               3,142           (22,756)              6,165            14,505

   Net income (loss) per share                   $  0.20          $  (1.52)            $  0.36           $  0.83



     The Company restated its quarterly financial statements for the three month periods ended March 31, 1994, June 30, 1994 and 1995, September 30, 1994 and 1995 and December 31, 1994, as described in Note14 in Notes to Consolidated Financial Statements, which begins on page F-16 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 7, 1995, the Company dismissed Ernst & Young LLP as the principal independent public auditor for the audit of the Company's financial statements. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices. Their accountant's reports on the financial statements of the Company for the years ended December 31, 1994 and 1993 were unqualified.

     Also on July 7, 1995, the Registrant engaged Deloitte & Touche LLP as principal independent public auditor for the Registrant's financial statements for the fiscal year ending December 31, 1995.

     The decision to dismiss Ernst & Young LLP and appoint Deloitte & Touche LLP as the Company's principal independent public accountant was approved by the Company's Board of Directors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The sections tilted "Directors and Nominees," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act" appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The section titled "Executive Compensation and Related Information" appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section titled "principal Stockholders" appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) FINANCIAL STATEMENTS:

     The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on page F-1:

     Independent Auditors' Reports
     Consolidated Balance Sheets
     Consolidated Statements of Income

     Consolidated Statement of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULE:

     The following financial schedule for the years 1995, 1994 and 1993 is included in a separate section of this Annual Report on Form 10-K commencing on page S-1:

   Schedule II - Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS:

 *3.4     Certificate of Incorporation of Registrant, a Delaware corporation.

 *3.5 Form of Agreement and Plan of Merger of Registrant, a Delaware corporation, and Registrant, a California corporation.

 *3.6     Bylaws of Registrant, a Delaware corporation.

 *10.1    PairGain Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan").

 *10.2    Form of Incentive Stock Option Agreement pertaining to the 1990 Plan.

 *10.3 Form of Supplemental Incentive Stock Option Agreement pertaining to the 1990 Plan.

 *10.4    Form of Nonstatutory Stock Option Agreement pertaining to the 1990
          Plan.

 *10.5 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan (the "1993 Plan") .

 *10.6    Form of Stock Option Agreement pertaining to the 1993 Plan.

 *10.7    Form of Stock Issuance Agreement pertaining to the 1993 Plan.

 *10.8 Contract No. BA07617 dated as of October 27, 1990, between the Registrant and Bell Atlantic Network Services, Inc., as amended.

 *10.9 Stock Option Agreement dated June 23, 1992 between the Registrant and Charles S. Strauch.

 *10.10 Stock Option Agreement dated June 23, 1992 between the Registrant and Howard S. Flagg.

 *10.11 Stock Option Agreement dated June 23, 1992 between the Registrant and Benedict A. Itri.

 *10.12 Agreement dated April 26, 1991 between the Registrant and Brooktree Corporation.

 *10.13 Loan and Security Agreement dated as of July 31, 1991, between the Registrant and Silicon Valley Bank, as amended.

 *10.14 Standard Sublease dated as of October 29, 1991, between the Registrant and Kirkwood Dynaelectric Company.

 *10.15 Series B Preferred Stock Purchase Agreement dated as of January 17, 1992, among the Registrant and the investors listed therein.

 *10.16 Industrial Lease dated as of March 17, 1992, between the Registrant and Alondra Shoemaker Associates.

 *10.17 Warrant to Purchase Stock dated June 22, 1992, issued to Silicon Valley Bank.

 *10.18 Development and license Agreement and Remote HDSL OEM Agreement both dated June 30, 1992, between the Registrant and ADC
          Telecommunications, Inc.

 *10.19 Agreement No. PR-6727-A dated September 11, 1992, between the Registrant and Bell South Telecommunications, Inc., as amended.

 *10.20 Series B Preferred Stock Purchase Agreement dated as of September 30, 1992, among the Registrant and the investors listed therein.

 *10.21 Registration Rights Agreement dated as of September 30, 1992, among the Registrant, Alcatel Network Systems, Inc., and the investors listed therein.

 *10.22 License and Distribution Agreement dated September 30, 1992, between the Registrant and Alcatel Network Systems, Inc.

 *10.23 PairGain Technologies, Inc. Series D Preferred Stock Purchase Warrant dated September 30, 1992, issued to Alcatel Network Systems, Inc.

 *10.24 Subordinated Demand Promissory Note, principal amount $3,000,000, dated September 30, 1992, issued to Alcatel Network Systems, Inc.

 *10.25 PairGain Technologies, Inc. Common Stock Purchase Warrant dated March 25, 1993, issued to Ventana Leasing, Inc.

 *10.26 PairGain Technologies, Inc. Common Stock Purchase Warrant dated March 25, 1993, issued to Praktikerfinans A.B.

 *10.27   Form of Indemnification Agreement


**10.28 Sublease Agreement dated as of August 1, 1994, between the Registrant and LH Research.

  **10.29 Lease Agreement dated January 30, 1995 between the Registrant and Mr.
          Niles Gates.

 ***10.30 Senior Note and Warrant Purchase Agreement dated July 24, 1995 between
          PairGain Technologies, Inc. and Sourcecom Corporation

 ***10.31 Warrant Agreement dated July 24, 1995 between PairGain Technologies,
          Inc. Sourcecom Corporation

 ***10.32 Investor Right Agreement dated July 24, 1995 between PairGain
          Technologies, Inc. Sourcecom Corporation

 ***10.33 Stock Purchase Agreement dated July 24, 1995 between PairGain
          Technologies, Inc. Sourcecom Corporation

****10.34 PairGain Technologies, Inc. Common Stock Purchase Warrant dated May
          10, 1995, issued to Brobeck, Phleger & Harrison

****10.35 PairGain Technologies, Inc. Common Stock Purchase Warrant dated
          August 3, 1995, issued to Nexus Applied Research, Inc.

  **10.36 Amendment to Loan and Security Agreement dated May 3, 1995, between the Registrant and Silicon Valley Bank

    11.1  Statement Regarding Computation of Earnings Per Share

  **21.   Subsidiaries of the Registrant

  **23.1  Consent of Ernst & Young LLP, Independent Auditors

    23.2  Consent of Deloitte & Touche LLP, Independent Auditors

    27    Financial Data Schedule
------------
  * Incorporated herein by reference to the same Exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-66680) declared effective by the Commission on September 14, 1993, as amended.

 ** Incorporated herein by reference to the same Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on February 22, 1995.

*** Incorporated herein by reference to the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1995, as filed with the Commission on August 10, 1995.

**** Incorporated herein by reference to the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995, as filed with the Commission on November 6, 1995.


   (b)  REPORTS ON FORM 8-K:

     A Form 8-K, dated December 5, 1995, was filed during the quarter ended December 31, 1995. The Form announces non-operating losses of $15.8 million due to unauthorized trading activity by outside financial advisors in one of the Company's brokerage accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PAIRGAIN TECHNOLOGIES, INC.

Date:  March 28, 1996  By:            /S/ CHARLES S. STRAUCH
                          ------------------------------------------------
                                        Charles S. Strauch
                                           (Registrant)
                               Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  March 28, 1996  By:           /S/ CHARLES W. MCBRAYER
                          -------------------------------------------------
                                       Charles W. McBrayer
                            Vice President, Finance and Administration
                                     Chief Financial Officer
                                  (Principal Financial Officer)

Date:  March 28, 1996  By:             /S/ ROBERT R. PRICE
                          -------------------------------------------------
                                         Robert R. Price
                                       Corporate Controller
                                  (Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                    Title           Date

             ---------                    -----           ----
/S/ CHARLES S. STRAUCH    Chairman, Chief Executive       March 28, 1996
----------------------    Officer and Director
Charles S. Strauch

/S/ HOWARD S. FLAGG       President and Director          March 28, 1996
-------------------
Howard S. Flagg

/S/ BENEDICT A. ITRI      Vice President, Engineering     March 28, 1996
--------------------      and Director
Benedict A. Itri

/S/ ROBERT C. HAWK        Director                        March 28, 1996
------------------
Robert C. Hawk

/S/ ROBERT A. HOFF        Director                        March 28, 1996
------------------
Robert A. Hoff

/S/ B. ALLEN LAY          Director                        March 28, 1996
----------------
B. Allen Lay

                           PAIRGAIN TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    CONTENTS

                                                                 PAGE
                                                                ------
Independent Auditors' Reports                                    F-2

Consolidated Financial Statements:
  Consolidated Balance Sheets                                    F-4
  Consolidated Statements of Income                              F-5
  Consolidated Statements of Stockholders' Equity                F-6
  Consolidated Statements of Cash Flows                          F-7
  Notes to Consolidated Financial Statements                     F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
PairGain Technologies, Inc.
Tustin, California

We have audited the accompanying consolidated balance sheet of PairGain Technologies, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Costa Mesa, California
January 23, 1996

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
PairGain Technologies, Inc.

We have audited the accompanying consolidated balance sheets of PairGain Technologies, Inc. as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1994 and 1993. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PairGain Technologies, Inc. as of December 31, 1994, and the consolidated results of its operations and its cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         ERNST & YOUNG LLP
Orange County, California
February 17, 1995

                           PAIRGAIN TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         DECEMBER 31,
                                                                     ----------------------
                                                                       1995          1994
                                                                     --------      --------
                                                                    (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                          $ 24,576      $    711
  Short-term investments (Note 3)                                      31,149        52,565
  Accounts receivable, less allowance for doubtful accounts
    of $469 and $298 at December 31, 1995 and 1994, respectively       13,044        10,168
  Inventories (Note 4)                                                 22,522        16,474
  Deferred tax assets (Note 9)                                          3,353         2,133
  Other current assets                                                  1,517         1,096
                                                                     --------      --------
Total current assets                                                   96,161        83,147
Property and equipment, net (Note 5)                                    6,402         3,431
Note receivable   (Note 6)                                              2,708            --
Other assets                                                               55            47
                                                                     --------      --------
Total assets                                                         $105,326      $ 86,625
                                                                     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                             $  6,402      $  6,670
  Bank  line of credit  (Note 7)                                           --         1,000
  Accrued compensation and related expenses                             2,605         1,346
  Accrued expenses                                                      2,388           754
  Accrued income taxes                                                     --         2,009
                                                                     --------      --------
Total current liabilities                                              11,395        11,779
                                                                     --------      --------

Commitments  and contingencies  (Notes 10 and 15)

Stockholders' equity (Note 11):
  Preferred stock, $.001 par value:
    Authorized shares -- 2,000,000
    Issued and outstanding shares -- None                                  --            --
  Common stock, $.001 par value:
    Authorized shares -- 30,000,000
    Issued and outstanding shares -- 15,177,267 and 12,708,636
      at December 31, 1995 and 1994, respectively                          15            13
  Additional paid-in-capital                                           87,175        69,513
  Deferred compensation                                                   (82)         (170)
  Unrealized gain (loss) on short-term investments                         67          (210)
  Retained earnings                                                     6,756         5,700
                                                                     --------      --------
Total stockholders' equity                                             93,931        74,846
                                                                     --------      --------
Total liabilities and stockholders' equity                           $105,326      $ 86,625
                                                                     ========      ========



                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1995            1994            1993
                                                 -----------     -----------     -----------
Revenue:                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  Product sales                                   $  106,173     $    57,417     $    33,232
  Technology fees and royalty income  (Note 8)         1,051           2,101           3,075
                                                 -----------     -----------     -----------
Total revenues                                       107,224          59,518          36,307

Cost of revenues                                      56,223          33,141          17,350
                                                 -----------     -----------     -----------
Gross profit                                          51,001          26,377          18,957
                                                 -----------     -----------     -----------
Operating expenses:
  Research and development                            10,728           5,849           3,917
  Selling and marketing                                9,944           5,765           3,797
  General and administrative                           6,797           4,250           2,629
                                                 -----------     -----------     -----------
Total operating expenses                              27,469          15,864          10,343
                                                 -----------     -----------     -----------
Income from operations                                23,532          10,513           8,614

Other income (loss):
  Interest income (expense), net                       2,118           1,482             (95)
  Net gain on sales of investments                       415           1,185              --
  Unusual loss due to unauthorized trading of
    investments by third parties  (Note 14)          (15,827)             --              --
                                                 -----------     -----------     -----------
Income before income taxes                            10,238          13,180           8,519

Provision for income taxes  (Note 9)                   9,182           4,613             907
                                                 -----------     -----------     -----------
Net income                                       $     1,056     $     8,567     $     7,612
                                                 ===========     ===========     ===========
PER SHARE DATA (Note 1):
  Earnings per share                             $      0.06     $      0.56     $      0.61
                                                 ===========     ===========     ===========
  Weighted average number of common and common
    equivalent shares                             16,820,000      15,403,000      12,485,000
                                                 ===========     ===========     ===========



                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (DOLLARS IN THOUSANDS, EXCEPT COMMON STOCK SHARES)

                                                                                            UNREALIZED
                                         COMMON STOCK         ADDITIONAL                   GAIN (LOSS)    RETAINED       TOTAL
                                     --------------------      PAID-IN      DEFERRED      ON SHORT-TERM   EARNINGS    STOCKHOLDERS'
                                      SHARES      AMOUNT       CAPITAL    COMPENSATION     INVESTMENTS    (DEFICIT)      EQUITY
                                     --------    --------    ----------  -------------    -------------   ---------   ------------
Balance at January 1, 1993            530,063    $   614      $     --      $   (139)      $    --        $(10,334)      $(9,859)
  Reincorporation in Delaware              --       (614)          614            --            --              --            --
  Exercise of common stock            133,295         --            38            --            --              --            38
   options
  Deferred compensation related
   to stock options                        --         --           212          (212)           --              --            --
  Amortization of deferred
   compensation                            --         --            --            94            --              --            94
  Accretion of redeemable
   preferred stock to redemption           --         --            --            --            --            (145)         (145)
   price
  Conversion of redeemable
   preferred stock into common
   stock                            7,319,228          8        13,675            --            --              --        13,683
  Issuance of common stock for
   cash, net of offering costs
   of $4,643                        4,140,000          4        53,313            --            --              --        53,317
  Exercise of warrants                215,024         --           496            --            --              --           496
  Net income                               --         --            --            --            --           7,612         7,612
                                   ----------    -------      --------      --------       -------       ---------       -------
Balance at December 31, 1993       12,337,610         12        68,348          (257)           --          (2,867)       65,236
  Exercise of common stock            371,026          1           203            --            --              --           204
   options
  Tax benefits from exercise of
   common stock options                    --         --           962            --            --              --           962
  Amortization of deferred
   compensation                            --         --            --            87            --              --            87
  Unrealized loss on short-term
   investments, net of tax
   benefit of $141                         --         --            --            --          (210)             --          (210)
  Net income                               --         --            --            --            --           8,567         8,567
                                   ----------    -------      --------      --------       -------       ---------       -------
Balance at December 31, 1994       12,708,636         13        69,513          (170)         (210)          5,700        74,846
  Issuance of common stock for
   cash, net of offering costs
   of $842                            500,000          1        10,969            --            --              --        10,970
  Exercise of warrants              1,442,781          1         2,726            --            --              --         2,727
  Exercise of common stock            506,095         --         1,440            --            --              --         1,440
   options
  Issuance of common stock
   sold under Employee Stock
   Purchase Plan                       19,755         --           386            --            --              --           386
  Tax benefits from exercise of
   common stock options                    --         --         2,141            --            --              --         2,141
  Amortization of deferred
   compensation                            --         --            --            88            --              --            88
  Unrealized gain on short-term
   investments, net of tax of $181         --         --            --            --           277              --           277
  Net income                               --         --            --            --            --           1,056         1,056
                                   ----------    -------      --------      --------       -------        --------       -------
Balance at December 31, 1995       15,177,267    $    15      $ 87,175      $    (82)      $    67        $  6,756       $93,931
                                   ==========    =======      ========      ========       =======        ========       =======


                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                              1995            1994          1995
                                                                           ---------       ---------      ---------
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $   1,056       $   8,567      $   7,612
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                              4,048           1,726            662
    Gains on sales of investments                                               (415)         (1,185)            --
    Write-off of debt discount                                                    --              --            345
    Unusual loss due to unauthorized trading of investments by
       third parties                                                          15,827              --             --
    Provision for deferred tax assets                                         (1,400)         (2,133)            --
    Change in operating assets and liabilities:
       Accounts receivable                                                    (2,876)         (4,718)        (3,769)
       Inventories                                                            (6,048)         (5,875)        (6,929)
       Other current assets                                                     (421)           (508)           (37)
       Other assets                                                               (8)            (17)            (5)
       Trade accounts payable                                                   (268)          4,408            626
       Accrued compensation                                                    1,259             758            361
       Accrued expenses                                                        1,634             537            (33)
       Accrued income taxes                                                      132           3,112             --
       Deferred revenue                                                           --              --           (300)
                                                                           ---------       ---------      ---------
Net cash provided by (used in) operating activities                           12,520           4,672         (1,467)
                                                                           ---------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                      (43,272)       (115,610)       (68,439)
Proceeds from sales of investments                                            48,711          98,817         32,169
Issuance of note receivable                                                   (2,708)             --             --
Purchase of property and equipment                                            (5,909)         (2,022)        (1,639)
                                                                           ---------       ---------      ---------
Net cash used in investing activities                                         (3,178)        (18,815)       (37,909)
                                                                           ---------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank line of credit                                           4,400           1,000             --
Payments on bank line of credit                                               (5,400)             --           (985)
Payment on notes payable to the stockholder                                       --              --         (2,707)
Payments on capital lease                                                         --              --           (143)
Proceeds from issuance of common stock                                        15,523             204         53,559
                                                                           ---------       ---------      ---------
Net cash provided by financing activities                                     14,523           1,204         49,724
                                                                           ---------       ---------      ---------

Increase (decrease) in cash and cash equivalents                              23,865         (12,939)        10,348
Cash and cash equivalents at beginning of year                                   711          13,650          3,302
                                                                           ---------       ---------      ---------
Cash and cash equivalents at end of year                                   $  24,576       $     711      $  13,650
                                                                           =========       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                              $      18       $      18      $     386
                                                                           =========       =========      =========
Income taxes paid                                                          $  10,887       $   3,625      $   1,082
                                                                           =========       =========      =========


                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         PairGain Technologies, Inc., (the "Company") designs, manufactures, markets and supports a comprehensive line of digital telecommunications products that enable telecommunication exchange carriers and private networks to more efficiently provide high speed digital service to end users over the large infrastructure of unconditioned copper wires.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PairGain Services Group, Inc., which provides support services for the Company's customers throughout the United States; PairGain Canada Inc., a sales company focused on the Canadian market; and PairGain International Sales Corporation, a foreign sales corporation ("FSC"). All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the 1995 presentation.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

SHORT-TERM INVESTMENTS

         Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

INVENTORIES

         Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. The Company maintains allowances for estimated obsolete and excess inventories based upon projected sales levels.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method. The estimated useful life of equipment is three years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.

                           PAIRGAIN TECHNOLOGIES, INC.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns. Revenue for technology and licensing fees and royalty income is recognized when earned.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

PER SHARE INFORMATION

         Net income per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock and are calculated using the treasury stock method.

         Weighted average number of common and common equivalent shares for 1993 were calculated pursuant to the requirements of the Securities and Exchange Commission. Accordingly, common and preferred shares issued by the Company during the twelve months immediately preceding the initial public offering, plus the number of shares issuable upon exercise of stock options and warrants granted during this period, have been included in the calculation of the shares used in computing net income per share as if they were outstanding for the period (using the treasury stock method and the estimated public offering price in calculating equivalent shares). In addition, the calculation of shares used in computing net income per share also includes shares of convertible preferred stock which converted into common stock in connection with the initial public offering of the Company's common stock as if they were outstanding from their original dates of issuance.

TRANSLATION OF FOREIGN CURRENCIES

         Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations". The functional currency of the Company's Canadian subsidiary is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1995 or 1994.

STATEMENT OF CASH FLOWS

         Significant noncash transactions in 1995, 1994 and 1993 affecting the Company's accounts consisted of the following:

   - Conversion of preferred stock to common stock in the amount of $13,683,000 in 1993.

   - Reduction of note payable in 1993 in the amount of $293,000 for the exercise of certain warrants.

   - Tax benefits for exercises of common stock options of $2,141,000 and $962,000 in 1995 and 1994, respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                           PAIRGAIN TECHNOLOGIES, INC.

NEW ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Statement No. 123 requires the Company to value all stock-based compensation based on the estimated fair market value at the grant date and spread the deemed cost over the vesting period. Statement No. 123 permits a choice of whether to charge operations or disclose the calculated cost as pro forma information. This standard requires disclosure, beginning in 1996, of the deemed cost effective with 1995 grants. The Company has not yet quantified its cost or determined its method of adoption under statement No. 123.

2.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

         The Company markets its products principally to telephone companies in the United States. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been minimal. Sales to major customers as a percentage of total product revenue were as follows:

                                  1995           1994           1993
                              -------------- -------------  -------------
               Customer A           17%           19%            29%
               Customer B           15%           18%            16%
               Customer C           12%           13%            13%
               Customer D           11%           10%            --


         A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

         Revenues from HiGain products represented approximately 76%, 76% and 75% of the Company's total revenues in 1995, 1994 and 1993, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

3.  SHORT-TERM INVESTMENTS

         Short-term investments as of December 31, 1995 and 1994 are summarized as follows:

                                    GROSS        GROSS
                                  UNREALIZED   UNREALIZED      FAIR
                         COST       GAINS        LOSSES        VALUE
                      ---------   ----------   ----------    ---------
                                       (IN THOUSANDS)
 1995
 Municipal bonds      $  31,042   $     107    $       --    $  31,149

 1994
 Municipal bonds      $  52,916   $      --    $      351    $  52,565

                           PAIRGAIN TECHNOLOGIES, INC.

         Net realized gains were $415,000 and $1,185,000 in 1995 and 1994, respectively. Unrealized gain (loss) on short-term investments, net of tax, included as a separate component of stockholders' equity was $67,000 and ($210,000) in 1995 and 1994, respectively.

         The amortized cost and estimated fair value of investments at December 31, 1995 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                                                        FAIR
                                                            COST        VALUE
                                                           -------     -------
                                                              (IN THOUSANDS)
         Due in one year or less                           $15,988     $15,974
         Due after one year through three years             15,054      15,175
                                                           =======     =======
                                                           $31,042     $31,149
                                                           =======     =======


4.  INVENTORIES

         Inventories consist of:

                                                               DECEMBER 31,
                                                           -------------------
                                                              1995       1994
                                                           --------     ------
                                                              (IN THOUSANDS)
           Finished goods                                  $ 7,842     $ 4,743
           Work in process                                   9,693       9,529
           Purchased parts                                   4,987       2,202
                                                           =======     =======
                                                           $22,522     $16,474
                                                           =======     =======


5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                              DECEMBER 31,
                                                           -------------------
                                                            1995         1994
                                                           -------     -------
                                                              (IN THOUSANDS)
          Furniture and fixtures                           $    50     $    38
          Machinery and equipment                            9,722       4,784
          Leasehold improvements                             1,111         379
                                                           -------     -------
                                                            10,883       5,201
          Less accumulated depreciation and amortization     4,481       1,770
                                                           =======     =======
                                                           $ 6,402     $ 3,431
                                                           =======     =======

                           PAIRGAIN TECHNOLOGIES, INC.

6.  NOTE RECEIVABLE

         On July 20, 1995, the Company entered into certain agreements with Sourcecom Corporation of Valencia, California ("Sourcecom"). Sourcecom designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.5% at December 31, 1995), payable monthly, with the principal balance due July 1999.

7.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $10,000,000, of which up to $2,000,000 may be utilized for the secured purchase of fixed assets (term loan), $2,000,000 for letters of credit and $2,000,000 for foreign exchange contracts. The line bears interest at prime (8.5% at December 31, 1995) and borrowings under term loan provisions of the agreement bear interest at prime plus 1%. At December 31, 1995, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. As a result of the unusual loss in the quarter ended June 30, 1995, the Company violated the Profitability Covenant of the agreement. The Company received a waiver of this covenant from the bank. Accordingly, the Company was in compliance with the financial and other covenants at December 31, 1995. The agreement expires May 1, 1996.

8.  LICENSE AND DISTRIBUTION AGREEMENTS

         In 1992, the Company granted an exclusive worldwide noncancelable license to its HDSL technology configured for general use in specified markets outside the U.S. and a nonexclusive, worldwide, noncancelable license to its HDSL technology configured for general use in the U.S. to a U.S. subsidiary of Alcatel, SA, a French telecommunications company. In November 1995, this agreement was terminated. As part of terminating the agreement, the Company granted royalty-free licenses of current company technology to Alcatel and Alcatel granted a royalty-free license of its network management software to the Company. The agreement also revised the royalty rate for standalone T1 products which incorporate the Company's HDSL technology being sold by Alcatel.

9.  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                    1995        1994         1993
                                  --------    ---------    --------
                                            (IN THOUSANDS)
Current:
   Federal                         $ 8,150      $ 5,546     $   340
   State                             2,432        1,200         567
                                   -------      -------     -------
Total current                       10,582        6,746         907
                                   -------      -------     -------
Deferred:
   Federal                          (1,207)      (1,875)         --
   State                              (193)        (258)         --
                                   -------      -------     -------
Total deferred                      (1,400)      (2,133)         --
                                   -------      -------     -------
Total provision                    $ 9,182      $ 4,613     $   907
                                   =======      =======     =======

                           PAIRGAIN TECHNOLOGIES, INC.

         The actual tax expense for the years ended December 31, 1995, 1994, and 1993 differs from the U.S. federal statutory tax expense for the years as follows:

                                                                                      1995        1994         1993
                                                                                    -------      -------     -------
                                                                                             (IN THOUSANDS)
 U.S. federal statutory tax expense                                                 $ 3,583      $ 4,481     $ 3,013
 Unusual loss due to unauthorized trading of investments by third parties             4,980           --          --
 State taxes net of operating loss carryforwards and federal income tax benefits      1,422          792         369
 Benefit of net operating loss carryforward                                              --           --      (3,365)
 Increase (decrease) in valuation allowance for deferred tax assets                      --         (994)        606
 Other items, net                                                                      (803)         334         284
                                                                                    =======      =======     =======
 Income tax expense                                                                 $ 9,182      $ 4,613     $   907
                                                                                    =======      =======     =======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                          1995           1994
                                                         -------       --------
                                                             (IN THOUSANDS)
        Deferred tax liabilities:
            Tax over book depreciation                   $    --        $   112
                                                         -------        -------
        Total deferred tax liabilities                        --            112
                                                         -------        -------
        Deferred tax assets:
             Book over tax depreciation                      246             --
             Inventory and related reserves                1,695            756
             Book over tax deduction for state taxes         291            451
             Tax over book valuation of inventory            220            325
             Other                                           901            713
                                                         -------        -------
        Total deferred tax assets                          3,353          2,245
                                                         -------        -------
        Net deferred taxes                               $ 3,353        $ 2,133
                                                         =======        =======

10.  COMMITMENTS

         The Company has entered into several operating leases for its facilities with varying terms and escalation clauses. Future annual minimum lease payments under the noncancelable operating leases are as follows (in thousands):


                      Years ending December 31,
                      1996                             $     625
                      1997                                   633
                      1998                                   553
                      1999                                   215
                      2000                                    60
                                                       =========
                                                       $   2,086
                                                       =========

                           PAIRGAIN TECHNOLOGIES, INC.

         Rent expense for the years ended December 31, 1995, 1994 and 1993 aggregated $424,000, $298,000 and $220,000, respectively.

11.  STOCKHOLDERS' EQUITY

REINCORPORATION AND PUBLIC OFFERINGS

         In June 1993, the Board of Directors approved the reincorporation of the Company in the State of Delaware, which was effective in September 1993. The reincorporation resulted in a change in the authorized number of shares of common stock to 30,000,000 shares of $.001 par value per share and 2,000,000 shares of undesignated preferred stock, $.001 par value per share. In addition, the Company approved a three-for-two reverse split of its common stock which was effected prior to the closing of the initial public offering of the Company's common stock. All references in the accompanying consolidated financial statements to the number of shares of common stock have been retroactively restated to reflect this reverse stock split.

         In September 1993, the Company completed an initial public offering and sold 4,140,000 shares of its common stock at a price of $14.00 per share. The net proceeds raised by the Company were approximately $53,317,000. In connection with the offering, certain outstanding warrants were exercised to purchase 215,024 shares of common stock and all of the Company's outstanding Series A Preferred Stock (1,800,000 shares) and Series B Preferred Stock (9,178,842 shares) were converted into a total of 7,319,228 shares of common stock.

         In March 1995, the Company completed a secondary offering and sold 500,000 shares of its common stock at a price of $23.625 per share. The net proceeds raised by the Company were approximately $10,970,000. In connection with the offering, certain outstanding warrants were exercised to purchase 1,437,655 shares of common stock at an aggregate exercise price of $2,717,000.

STOCK OPTIONS AND WARRANTS

         Under the Company's 1993 Stock Option/Stock Issuance Plan (the Plan), which is the successor plan to its 1990 Stock Option Plan (the 1990 Plan), a Committee consisting of non-employee members of its Board of Directors, is authorized to grant stock options or issue common stock to its officers, key employees, members of the Board of Directors, and certain consultants or other independent contractors. In addition, the Plan also provides for the purchase of the Company's common stock by eligible individuals at a price per share not less than 85% of the fair market value at the time of issuance. No shares have been issued under the purchase provisions. Incentive options are granted at a price equal to 100% of the fair market value at the date of grant (at least 85% of the fair market value for non-qualified options) and vested options are exercisable for a period determined by the Committee that is not to exceed ten years from the date of grant. Options issued under the 1990 Plan are exercisable immediately upon grant and shares issued related to options exercised but not vested are subject to repurchase by the Company at the exercise price of such options. At the discretion of the Committee, the Plan provides option holders stock appreciation rights which allow the holder to exercise such options in exchange for the payment of the difference between the fair market value and option price of the underlying shares in the form of cash or shares of common stock. Under certain circumstances in the event of a merger, sale or other significant transaction involving the Company, the options and stock issued may become fully vested and exercisable.

         In January 1995, the Company's Board of Directors approved an increase in the number of common shares reserved and available for issuance under the Plan from 3,700,000 shares to 4,700,000 shares.

                           PAIRGAIN TECHNOLOGIES, INC.

         The following is a summary of changes in common stock options outstanding:

                                                                              YEAR ENDED DECEMBER 31,
                                                                         1995          1994           1993
                                                                      ---------      ---------      ---------
   Outstanding options at beginning of year                           2,670,293      2,407,696      1,978,295
   Granted                                                            1,239,100        810,100        642,303
   Exercised                                                           (506,095)      (371,026)       (99,883)
   Canceled                                                             (71,675)      (176,477)      (113,019)
                                                                      ---------      ---------      ---------
   Outstanding options at end of year                                 3,331,623      2,670,293      2,407,696
                                                                      =========      =========      =========
   Exercisable at end of year                                         1,423,033      1,162,311        892,940
                                                                      =========      =========      =========

   Exercise prices of options exercised during the year                $0.15 to       $0.15 to       $0.15 to
                                                                         $18.88          $7.50          $3.30

   Exercise prices of options outstanding at end of year               $0.15 to       $0.15 to       $0.15 to
                                                                         $30.50         $13.75         $13.00

         The outstanding stock options primarily vest ratably over a four year period. The outstanding options at December 31, 1995 include options for 610,163 shares issued outside the Plan.

         In 1993, the Company granted warrants for the purchase of 14,310 shares of its common stock at an exercise price of $1.87 per share to a company and its affiliate in connection with an equipment leasing transaction. Such warrants were exercised during 1995.

         During 1995, the Company granted warrants for the purchase of 10,000 shares of its common stock at exercise prices of $20.00 to $25.00 per share in exchange for services. Such warrants were outstanding at December 31, 1995 and expire beginning in May 1998 through September 1999.

12.  EMPLOYEE BENEFIT PLANS

         The Company sponsors a defined contribution 401(K) Savings and Investment Plan, which was established in 1993, covering substantially all of the Company's employees subject to certain eligibility requirements. At its discretion, the Company may make contributions to the plan. No contributions were made by the Company in 1995 or 1994.

         In January 1995, the Company established a stock purchase plan covering substantially all of its employees. The stock purchase plan provides for the purchase of the Company's common stock at a minimum of 85% of the closing price per share on the first or last day of the purchase period, whichever is lowest. The Company issued 19,755 shares under the plan for an aggregate price of $386,000 in 1995.

13.  RELATED PARTY TRANSACTIONS

         The Company purchases raw material components from one of its stockholders. During 1994 and 1993 purchases from this stockholder were $3,503,000 and $4,262,000, respectively. Additionally, the Company licensed certain HDSL technology to this stockholder for which the Company earned royalties of $114,000 and $4,600 in 1994 and 1993, respectively. Amounts payable to this stockholder were $1,089,000 at December 31, 1994, and are included in trade accounts payable in the accompanying consolidated balance sheet.

                           PAIRGAIN TECHNOLOGIES, INC.

14.  UNUSUAL LOSS DUE TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses. The effect on net income and net income per share for the quarterly and year end periods in 1995 and 1994 was as follows:

                           PAIRGAIN TECHNOLOGIES, INC.

                          THREE MONTHS ENDED YEAR ENDED

                                                                THREE MONTHS ENDED                    YEAR ENDED
                                                ---------------------------------------------------   -----------
                                                MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,      1995
                                                ---------   ---------   -------------   -----------    ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                         (UNAUDITED)
Net income as previously reported               $   3,142   $   3,603     $   4,505      $  14,505     $   1,056
                                                =========   =========     =========      =========     =========
Net income before adjustment for
   unusual gains (losses)                       $   3,142   $   3,603     $   4,505      $   5,218     $  16,468

Adjustments to properly reflect gains
  and (losses) and unauthorized activity:
  Unauthorized trading losses                          --     (26,774)        1,660          9,287       (15,827)
  Provision for income taxes                           --         415            --             --           415
                                                ---------   ---------     ---------      ---------     ---------
Net income (loss) after adjustment
  for unusual gain (loss)                       $   3,142   $ (22,756)    $   6,165      $  14,505     $   1,056
                                                =========   =========     =========      =========     =========
Net income (loss) per share                     $    0.20   $   (1.52)    $    0.36      $    0.83     $    0.06
                                                =========   =========     =========      =========     =========
Weighted average shares outstanding
  used to compute net income (loss) per share      16,103      14,922        17,051         17,403        16,820
                                                =========   =========     =========      =========     =========
Net income per share, as previously reported    $    0.20   $    0.22     $    0.26      $    0.83     $    0.06
                                                =========   =========     =========      =========     =========
Weighted average shares outstanding used to
  compute net income per share, as previously
  reported                                         16,103      16,717        17,051         17,403        16,820
                                                =========   =========     =========      =========     =========

                                                                  THREE MONTHS ENDED                  YEAR ENDED
                                                ---------------------------------------------------   -----------
                                                MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,      1995
                                                ---------   ---------   -------------   -----------    ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                         (UNAUDITED)
Net income as previously reported               $   1,620   $   1,765     $   2,239      $   2,943     $   8,567
                                                =========   =========     =========      =========     =========
Net income before adjustment for
  investment gains (losses)                     $   1,620   $   1,765     $   2,239      $   2,943     $   8,567

Adjustments to properly reflect
  investment gains (losses):
  Investment gains (losses)                        (9,950)       (108)       (1,579)        11,637            --
  Provision for income taxes                          118         120           111           (349)           --
                                                ---------   ---------     ---------      ---------     ---------
Net income (loss) after adjustment for
  investment gains (losses)                     $  (8,212)  $   1,777     $     771      $  14,231     $   8,567
                                                =========   =========     =========      =========     =========
Net income (loss) per share                     $   (0.66)  $    0.12     $    0.05      $    0.91     $    0.56
                                                =========   =========     =========      =========     =========
Weighted average shares outstanding used
  to compute net income (loss) per share           12,375      15,236        15,319         15,694        15,403
                                                =========   =========     =========      =========     =========
Net income per share, as previously reported    $    0.11   $    0.12     $    0.15      $    0.19     $    0.56
                                                =========   =========     =========      =========     =========
Weighted average shares outstanding used
  to compute net income per share, as
  previously reported                              15,305      15,236        15,319         15,694        15,403
                                                =========   =========     =========      =========     =========

                           PAIRGAIN TECHNOLOGIES, INC.

15.  SUBSEQUENT EVENTS

         In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president. The derivative complaint states causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The suit seeks an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

         In January 1996, the Company filed suit, in Los Angeles federal court, against Mr. S. Jay Goldinger and Capital Insight, charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

         The Company does not maintain Directors and Officers' liability insurance. However, under the terms of its articles of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters. The ultimate outcome of these complaints can not presently be determined and, accordingly, no provision for any loss or recovery that may result has been made in the Company's financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                              ----------------------------
                                              BALANCE AT      CHARGED TO
                                             BEGINNING OF     COSTS AND       CHARGED TO                      BALANCE AT
DESCRIPTION                                     PERIOD        EXPENSES      OTHER ACCOUNTS    DEDUCTIONS     END OF PERIOD
                                             ------------     ---------     -------------     ----------     -------------
                                                                      (DOLLARS IN THOUSANDS)
 Year ended December 31, 1995:
 Allowance for doubtful accounts
   receivable                                 $    298        $    159         $     91        $     79        $    469
 Inventory reserves                              1,882           3,353               --           1,000           4,235
                                              --------        --------         --------        --------        --------
 Total                                        $  2,180        $  3,512         $     91        $  1,079        $  4,704
                                              ========        ========         ========        ========        ========

 Year ended December 31, 1994:
 Allowance for doubtful accounts
   receivable                                 $    155        $    150         $     --        $      7        $    298
 Inventory reserves                              1,183             812               --             113           1,882
                                              --------        --------         --------        --------        --------
 Total                                        $  1,338        $    962         $     --        $    120        $  2,180
                                              ========        ========         ========        ========        ========

 Year ended December 31, 1993:
 Allowance for doubtful accounts
   receivable                                 $     22        $    150         $     --        $     17        $    155
 Inventory reserves                                241           1,047               --             105           1,183
                                              --------        --------         --------        --------        --------
 Total                                        $    263        $  1,197         $     --        $    122        $  1,338
                                              ========        ========         ========        ========        ========