Form 10-K/A
period 1995-12-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-04-29
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


(MARK ONE)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          --------    ---------

                         COMMISSION FILE NUMBER 0-22202

                           PAIRGAIN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              33-0282809
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 14402 FRANKLIN AVENUE, TUSTIN, CALIFORNIA 92680
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (714) 832-9922

- --------------------------------------------------------------------------------

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

            [GRAPHIC OF THE PUBLIC TELEPHONE NETWORK INFRASTRUCTURE]

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

             [GRAPHIC OF A REPEATERED T1 LINE WITH AN HDSL CIRCUIT]

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

PAIRGAIN STRATEGY

         The Company pioneered the development of a very large scale integration ("VLSI") implementation of HDSL technology and is currently a leading provider of telecommunications products based on HDSL technology. The Company's strategy for expanding the market for its products consists of three primary elements:

     - Maintain Technology Leadership. The Company believes that it is a leader in HDSL technology and systems. The Company's engineering organization includes a core development team focused on applying high speed digital processing ("DSP") techniques to telecommunications products. The Company leverages this core DSP expertise with an in-house VLSI design group that designs advanced VLSI components. The Company's in-house VLSI design group was the first to deliver an HDSL transceiver on a single chip (the SPAROW I chip). The Company believes that the close coordination between its VLSI design and product development teams enables it to reduce its time to market for new products. The engineering organization places the highest priority on maintaining the cost and feature competitiveness of the Company's HDSL product line through aggressive cost reduction and introduction of new additions to the HiGain(TM)product family. As an example, the Company's recently developed SPAROW II chip provides lower power consumption and lowers the individual device cost. The Company is also putting significant effort into Asymmetric Digital Subscriber Line ("ADSL"), a technology for higher speed transmission over copper wire. The Company believes that maintaining its leadership in technology for high speed digital transmission over copper wire is critical to its ability to build and maintain strong relationships with the RBOCs and other customers and to achieve leadership in new markets.

     - Leverage Core Technologies Into New Applications. The Company has developed its Campus product line based upon the same core HDSL technology utilized in the Company's HiGain products, which it markets to private network users such as universities, hospitals, military bases, corporate complexes and other campus environments. In addition, potential demand for the delivery of advanced communication services to residential and business customers, including advanced video services such as pay-per-view movies, interactive video games, educational video and many other on-demand services, may present a significant new market opportunity for products incorporating the Company's DSP and copper transmission expertise. See "-- Products" and "-- Product Development."

     - Develop OEM Opportunities. The Company intends to pursue opportunities to provide products and chipsets to manufacturers of telecommunications and data communications equipment. The Company believes that it can provide added value to third-party products through higher levels of integration with other elements of wide area networking infrastructures, such as bridges, routers and multiplexers. The Company also believes an opportunity exists to utilize its HDSL technology to connect local wireless communication systems to local subscriber loops. In addition, the Company believes there may be a market in the public network for the Campus product line's range of capabilities in providing a standard platform for delivering a range of medium to high speed data services over existing copper wire.

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

         RBOCs. Prior to selling products in volume to a local telephone company affiliated with an RBOC, a vendor must first receive approval of its product from the RBOC. Although the approval process for a new product varies somewhat among the seven RBOCs, the process generally consists of the following three phases:

     - Laboratory Evaluation. The product's functions and performance are tested against all relevant industry standards. This process can take from two weeks to three months depending on a variety of factors.

     - Field Trial. A number of actual telephone lines are equipped with the product for live operation in a field trial lasting from three weeks to three months. These field trials are for evaluating performance, assessing the ease of installation and establishing troubleshooting procedures. The RBOCs grant conditional approval upon successful completion of a new product's field trial, enabling field personnel to order limited quantities of the product under one-time approvals.

     - Final Approval and Contract. Prior to final approval, which may take from one to four months, the RBOC develops and implements a variety of procedures that cover ordering, stocking, installation, maintenance, returns and all other activities associated with use of the product.

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

         The remainder of the Company's research and development is devoted to the development, improvement and enhancement of new and existing hardware products and is directed at the following:

     - Cost Reduction. The Company continuously reviews the design and manufacturing process of its products to determine areas of product cost savings or enhanced product quality. This review includes, among other things, an examination of the product design to determine if further improvements can be made in the VLSI components.

     - Product Line Extensions. The Company seeks to extend its existing product lines through product modifications and enhancements in order to meet the needs of its different customers and their applications. Products resulting from the Company's product line extension efforts include the Campus-Star family of products, the PairGain Management System for management of HiGain products, long range 384 Kbps Campus systems, single pair T1 systems, and the HiGain Doubler product.

     - New Technology. The Company explores new transmission technologies to determine whether they represent an opportunity for products incorporating the Company's DSP and copper transmission expertise.

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

                                                   QUARTERLY     QUARTERLY
                                                   ---------     ---------
                                                      HIGH          LOW
                                                   ---------     ---------
       YEAR ENDED DECEMBER 31, 1994
           First Quarter                            $ 14.50       $  7.75
           Second Quarter                             10.50          7.00
           Third Quarter                              10.44          8.25
           Fourth Quarter                             16.25          8.75

       YEAR ENDED DECEMBER 31, 1995
           First Quarter                            $ 26.63       $ 13.25
           Second Quarter                             24.13         17.63
           Third Quarter                              35.50         18.75
           Fourth Quarter                             56.00         27.75

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

                                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                   1995           1994          1993           1992          1991
                                                ---------      ---------     ---------      ---------     ---------
                                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
STATEMENT OF OPERATIONS DATA:
 Revenues                                       $ 107,224      $  59,518     $  36,307      $   9,502     $   2,361
 Income (loss) from operations                     23,532         10,513         8,614         (2,000)       (3,393)
 Unusual loss due to unauthorized trading of
  investments by third parties                    (15,827)           --             --             --            --
 Net income (loss)                                  1,056          8,567         7,612         (2,085)       (3,418)
 Net income (loss) per share                    $    0.06      $    0.56     $    0.61      $   (0.22)    $   (0.46)
 Number of shares used in per share                16,820         15,403        12,485          9,521         7,469
  calculations

                                                                            DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                    1995           1994          1993          1992           1991
                                                  --------       --------      --------      --------        ------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital                                 $ 84,766       $ 71,368      $ 62,941      $  5,218        $  969
  Total assets                                     105,326         86,625        68,303         9,693         2,587
  Long-term debt                                        --             --            --         2,677            --
  Redeemable preferred stock                            --             --            --        13,528         9,605
  Common stockholders' equity (deficit)             93,931         74,846        65,236        (9,859)       (8,068)

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues.

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                     1995       1994      1993
                                                     ----       ----      ----
Revenues:
  Product sales                                        99%        96%       92%
  Technology fees and royalty income                    1          4         8
                                                     ----       ----      ----
Total revenues                                        100        100       100
Cost of revenues                                       52         56        48
                                                     ----       ----      ----
Gross profit                                           48         44        52
Operating expenses:
  Research and development                             10         10        11
  Selling and marketing                                 9         10        10
  General and administrative                            6          7         7
                                                     ----       ----      ----
Total operating expenses                               25         27        28
                                                     ----       ----      ----
Income from operations                                 23         18        24
Other income (loss):
  Interest income (expense), net                        2          2        (1)
  Net gain on sales of investments                     --          2        --
  Unusual loss due to unauthorized trading of
    investments by third parties                      (15)        --        --
                                                     ----       ----      ----
Income before income taxes                             10         22        23
Provision for income taxes                              9          8         2
                                                     ----       ----      ----
Net income                                              1%        14%       21%
                                                     ====       ====      ====

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

         The Company does not maintain Directors and Officers liability insurance. However, under the terms of its articles of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters. The ultimate outcome of these complaints cannot presently be determined and, accordingly, no provision for any loss or recovery that may result has been made in the Company's financial statements.

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

         Net income for the year ended December 31, 1994 was $8.6 million or $0.56 per share compared to $7.6 million or $0.61 per share in 1993. This reduction in per share earnings was the result of a greater number of common and common equivalent shares outstanding for all of 1994 due to the initial public offering of the Company's stock in September 1993. The weighted average number of common and common equivalent shares outstanding were 15.4 million and 12.5 million for the years ended December 31, 1994 and 1993, respectively.

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

     SUPPLEMENTARY FINANCIAL DATA

                                                                 SELECTED QUARTERLY FINANCIAL DATA
                                                                           (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                               --------------------------------------------------------------------
                                                MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                               (RESTATED)         (RESTATED)         (RESTATED)         (RESTATED)
                                               ----------         ----------        -------------      ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 1994
   Revenues                                    $  12,482          $  13,663          $  15,246          $  18,127
   Gross Profit                                    5,367              5,959              6,815              8,236
   Operating income                                2,100              2,223              2,849              3,341
   Investment gain (loss)                         (9,664)               236             (1,237)            11,850
   Net income (loss)                              (8,212)             1,777                771             14,231

   Net income (loss) per share                 $   (0.66)         $    0.12          $    0.05          $    0.91

                                                                    FOR THE THREE MONTHS ENDED
                                               --------------------------------------------------------------------
                                                MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                                                  (RESTATED)         (RESTATED)
                                               ----------         ----------        -------------      ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 1995
   Revenues                                    $  19,078          $  23,919          $  29,602          $  34,625
   Gross Profit                                    9,425             11,448             13,768             16,360
   Operating income                                4,214              4,719              6,459              8,140
   Unusual gain (loss) due to unauthorized
     trading of investments by third                 ---            (26,774)             1,660              9,287
     parties
   Net income (loss)                               3,142            (22,756)             6,165             14,505

   Net income (loss) per share                 $    0.20          $   (1.52)         $    0.36          $    0.83

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The following table sets forth certain information concerning the Executive Officers and Directors of the Company.

                  NAME                            AGE                                POSITION
- -----------------------------------------  ------------------  -----------------------------------------------------
Charles S. Strauch                                60           Chairman of the Board and Chief Executive Officer
Howard S. Flagg                                   41           President and Director
Benedict A. Itri                                  43           Vice President, Engineering and Director
Stuart R. Davis                                   43           Vice President, Field Sales
Joseph R. Leonardi                                56           Vice President, International Sales
Charles W. McBrayer                               47           Vice President, Finance and Administration and
                                                                   Chief Financial Officer
Dennis Young                                      53           Vice President, Operations
Robert C. Hawk (1)                                56           Director
Robert A. Hoff (1)(2)                             43           Director
B. Allen Lay (1)(2)                               60           Director

- ---------------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

         Mr. Strauch became a director of the Company in October 1991, Chairman of the Board of Directors of the Company in November 1991 and Chief Executive Officer of the Company in April 1992. From May 1989 until December 1991, Mr. Strauch was self-employed providing management services to technology companies. From October 1991 to December 1991, in his self-employed role, Mr. Strauch provided management services to the Company. Also as a part of providing such management services, from May 1989 to May 1991 he served as Vice Chairman of the Board of Directors of EECO, Inc., a manufacturer of electronic switches and computer components. From November 1988 to May 1989, Mr. Strauch served as President of MSI Data Corporation, a manufacturer of hand-held data collection devices and then a subsidiary of Symbol Technologies, Inc., having been acquired by Symbol Technologies in November 1988. Mr. Strauch also served as a member of the Board of Directors of Symbol Technologies from November 1988 to May 1989. From August 1984 until November 1988, Mr. Strauch served as Chief Executive Officer of MSI Data Corporation.

         Mr. Flagg, a founder of the Company, has been President and a director of the Company since November 1991. He served as Chief Executive Officer from November 1991 to April 1992 and as Vice President, Research and Development from February 1988 to November 1991. Prior to founding the Company, Mr. Flagg founded and served as a principal of Advanced Telecommunications, Inc., an aerospace telecommunications consulting firm.

         Mr. Itri, a founder of the Company, has been Vice President, Engineering of the Company since its inception in February 1988 and a director of the Company since November 1991. Prior to founding the Company, Mr. Itri founded and served as a principal of Advanced Telecommunications, Inc.

         Mr. Davis joined the Company in August 1989. He became Vice President, Telco Sales in February 1992 and Vice President, Field Sales in January 1996. From July 1986 to 1989 Mr. Davis served as Regional Manager, Bell Atlantic for NEC in its transmission division.

         Mr. Leonardi joined the Company in April 1994 as Vice President, International Sales. Mr. Leonardi served as President of Conveyant Systems, Inc., a telecommunications software manufacturer, from 1989 to 1994.

         Mr. McBrayer joined the Company in March 1995 as Vice President, Finance and Administration and Chief Financial Officer. Mr. McBrayer served as Vice President, Finance and Chief Financial Officer for Triconex Corporation, a publicly held corporation, from 1986 to March 1995 and as a director of Triconex Corporation in 1993 and 1994.

         Mr. Young joined the Company in September 1993 as Director, European Sales and assumed the position of Vice President, Operations in December 1994. From 1985 to 1993 Mr. Young served in various capacities for the U.K. subsidiary of EECO, Inc. and for Talley Industries. These companies manufactured and sold consumer electronic products throughout the European market.

         Mr. Hawk became a director of the Company in November 1992. Since 1988, Mr. Hawk has served as President--Carrier Division of US WEST Communications, Inc., one of the seven Regional Bell Operating Companies ("RBOCs"). Prior to that time, Mr. Hawk served as Vice President, Marketing of US WEST and as Director, Advanced Services of AT&T. Mr. Hawk also serves as a director of Premisys Communications and Xylan Corporation.

         Mr. Hoff became a director of the Company in February 1989. Mr. Hoff has been a general partner of Crosspoint Venture Partners, a private venture capital investment company, since September 1983. Mr. Hoff also serves as a director of privately-held Com21 Incorporated, Timeline Vista, Efficient Networks, Accredited Home Lenders and US Web Corporation and publicly-held STAC Inc. and Onyx Acceptance Corporation.

         Mr. Lay became a director of the Company in February 1989. Mr. Lay has been a general partner of Southern California Ventures, a private venture capital investment company, since May 1983. Mr. Lay also serves as a director of privately-held Physical Optics Corporation, Medclone, FRS, Inc., Kofax Imaging Corporation and Meridian Data, and of publicly-held Vestro Foods, a natural food company.

         The Company's Certificate of Incorporation provides for the Company's Board of Directors to be divided into three classes, as nearly equal in number as is reasonably possible, serving staggered terms so that Directors' current terms will expire either at the 1996, 1997 or 1998 Annual Meeting of Stockholders. At each Annual Meeting of the Company's stockholders, one class of directors is elected for a three-year term. The terms of Messrs. Strauch, Hoff and Hawk expire at the 1996 Annual Meeting, Mr. Flagg's expires at the 1997 Annual Meeting, Messrs. Itri and Lay at the 1998 Annual Meeting.

         Officers serve at the discretion of the Board of Directors. The Board of Directors has a Compensation Committee (the "Compensation Committee"), which administers the Company's stock option plan, and an Audit Committee which reviews the results and scope of the audit and other services provided by the Company's independent auditor. The Directors do not receive compensation for services on the Board of Directors or any committee thereof but are reimbursed for their out-of pocket expenses. There are no family relationships among any of the Executive Officers or Directors of the Company. One Director was granted an option to purchase shares of the Company's Common Stock in connection with his appointment to the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.


         The following table sets forth the aggregate compensation paid by the Company to the Chief Executive Officer and to each of the four additional most highly compensated Executive Officers (the "Named Executive Officers") for the year ended December 31, 1995. During 1995, no Named Executive Officer received other compensation in excess of the lesser of $50,000 or 10% of such Officer's compensation, nor did any such Officer receive any restricted stock award, stock appreciation right or payment under any long term incentive plan.

                                     TABLE I
                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG TERM
                                                     ANNUAL COMPENSATION                               COMPENSATION
                            ---------------------------------------------------------------------- ---------------------
                                                                                                        SECURITIES
     NAME AND PRINCIPAL                                                          OTHER ANNUAL           UNDERLYING
          POSITION               YEAR         SALARY($)         BONUS($)       COMPENSATION ($)         OPTIONS(#)
   ------------------------ --------------- --------------- ----------------- -------------------- ---------------------
   Charles S. Strauch            1995         255,000             35,000          212,375 (1)              20,000
   Chief Executive Officer       1994         253,269                 --          960,750 (2)              70,000
                                 1993         240,000                 --               --                      --

   Howard S. Flagg               1995         119,615             56,635          639,487 (1)              10,000
   President                     1994         113,269                 --          259,463 (2)              30,000
                                 1993         100,000                 --               --                      --

   Benedict A. Itri              1995         114,615             54,135          572,250 (1)              15,000
   Vice President,               1994         108,269                 --          224,025 (2)              30,000
   Engineering                   1993          95,000                 --               --                      --

   Joseph R. Leonardi            1995         109,154             78,038          611,299 (1)               5,000
   Vice President,               1994          72,692 (3)             --               --                 105,000
   International Sales           1993              --                 --               --                      --

   Stuart R. Davis               1995          97,116             59,189          764,332 (1)              20,000
   Vice President,               1994          93,846             27,812           29,995 (4)              20,000
   Field Sales                   1993          85,000                 --           25,844 (4)              16,666

(1) "Other Annual Compensation" for Messrs. Strauch, Flagg, Itri, Leonardi and Davis in the fiscal year ended December 31, 1995 represents the value received from the exercise of stock options. The amounts shown are the difference between the exercise price and the closing price of the Company's Stock on the date of exercise.

(2) "Other Annual Compensation" for Messrs. Strauch, Flagg and Itri in the fiscal year ended December 31, 1994 represents the value received from the exercise of stock options. The amounts shown are the difference between the exercise price and the closing price of the Company's Stock on the date of exercise

(3) Mr. Leonardi joined the Company in April, 1994. Had Mr. Leonardi been employed by the Company for all of 1994, his salary would have been $108,000.

(4) "Other Annual Compensation" for Mr. Davis in the fiscal years ended December 31, 1994 and 1993 represents the payment of commissions to Mr. Davis.

         The following table sets forth information concerning stock option grants made to each of the Named Executive Officers for the year ended December 31, 1995. No stock appreciation rights were granted to these individuals during such fiscal year.

                                    TABLE II
                        OPTION GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants                           Potential Realizable
                           ---------------------------------------------------------------     Value at Assumed
                              No. of                                                            Annual Rates of
                            Securities       Percent of                                           Stock price
                            Underlying      Total Options                                      Appreciation For
                              Options        Granted to       Exercise of                     Option Term(s) (3)
                              Granted       Employees in      Basic Price     Expiration   --------------------------
           Name               (#)(1)            1995           ($/Sh)(2)         Date         5% ($)       10% ($)
  ------------------------ -------------- ------------------ --------------- ------------- ------------- ------------
  Charles S. Strauch           20,000            1.6             30.500        10/05/05       383,626      972,183
  Howard S. Flagg              10,000            0.8             30.500        10/05/05       191,813      486,091
  Benedict A. Itri             15,000            1.2             30.500        10/05/05       287,719      729,137
  Joseph R. Leonardi            5,000            0.4             30.500        10/05/05        95,906      243,046
  Stuart R. Davis              20,000            1.6             18.875        06/22/05       237,408      601,638

- ------------------------

(1) All of the options were granted under the Company's 1993 Stock Option/Stock Issuance Plan. The option shares will vest in 48 equal monthly installments upon the completion of each month of service beginning one month after the date of grant. Each option will have a maximum term of 10 years, subject to earlier termination following the optionee's cessation of service with the Company.

(2) The exercise price per share of the options granted represented the fair market value of the underlying shares of Common Stock on the dates the respective options were granted. The exercise price may be paid in cash or in shares of Common Stock Valued at fair market value on the exercise date. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares.

(3) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.

         The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1995 with respect to the Named Executive Officers.

                                    TABLE III

                  AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                               Number of                 Value of Unexercised
                                                         Unexercised Options at         In-the-Money Options at
                            Shares         Value           December 31, 1995             December 31, 1995 ($)
                         Acquired on     Realized    ------------------------------- ------------------------------
          Name           Exercise (#)     ($) (1)     Exercisable    Unexercisable    Exercisable    Unexercisable
  --------------------- --------------- ------------ --------------- --------------- -------------- ---------------
  Charles S. Strauch        10,000         212,375     366,360 (2)        61,252      19,677,355       2,370,779
  Howard S. Flagg           31,000         639,487     286,418 (3)        36,857      15,499,904       1,546,793
  Benedict A. Itri          20,000         572,250     287,627 (4)        41,649      15,558,989       1,663,000
  Joseph R. Leonardi        31,563         611,299      11,144            67,293         518,339       3,048,434
  Stuart R. Davis           30,565         764,332      20,082            36,019       1,003,242       1,530,406

- ---------------------

(1) Based on the market price at the time of exercise less the exercise price.

(2) Of these, 50,397 shares are subject to immediately exercisable options but are unvested and, if purchased, are subject to repurchase by the Company upon termination of the optionee's service prior to vesting. There were 315,963 vested shares as of December 31, 1995 with a value of $16,931,348.

(3) Of these, 16,421 shares are subject to immediately exercisable options but are unvested and, if purchased, are subject to repurchase by the Company upon termination of the optionee's service prior to vesting. There were 269,997 vested shares as of December 31, 1995 with a value of $14,605,165.

(4) Of these, 16,421 shares are subject to immediately exercisable options but are unvested and, if purchased, are subject to repurchase by the Company upon termination of the optionee's service prior to vesting. There were 271,206 vested shares as of December 31, 1995 with a value of $14,664,250.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation Committee (the "Committee") are Messrs. Hoff and Lay. Neither of these individuals was an officer or employee of the Company at any time during the year ended December 31, 1995.

                          COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors is composed of two independent outside directors, Messrs. Hoff and Lay. The Committee reviews the salary levels of all officers and administers the Company's various plans, including the Company's Key Management Incentive Compensation Plan and the Company's 1993 Stock Option/Stock Issuance Plan (the "1993 Plan").

         GENERAL COMPENSATION POLICY. The Committee's fundamental compensation policy is to make a substantial portion of an executive's compensation contingent upon the financial performance of the Company. Accordingly, in addition to each executive's base salary, the Company offers bonuses and stock option awards which are tied to the Company's and executive's performance goals. Prior to January 1, 1994, executive compensation consisted of salary, benefits and stock options. Effective January 1, 1994, the Board of Directors approved a new compensation package for key management which added an incentive compensation component. The Committee believes that providing incentives to the executive officers through both a cash bonus and an equity interest in the Company benefits stockholders by aligning the long-term interests of stockholders and employees.

         There are four components of key management's compensation package:

         1.   Salary;

         2. Benefits, which include only medical, dental, and life insurance and participation in a 401(k) plan;

         3. Eligibility for equity purchase on more favorable terms than those available to the outside common stockholder (through the 1993 Plan and through the Company's Stock Purchase Plan); and

         4.   Eligibility for annual incentive compensation.

         The overriding principle of the Key Management Incentive Compensation Plan is to motivate and reward key management to achieve above average results. There were 29 participants in the fiscal 1995 Key Management Incentive Compensation Plan. There are approximately 43 participants in the fiscal 1996 Management Incentive Compensation Plan. Participation is approved on a year-by-year basis. A bonus plan is offered only to management because they can influence corporate results more than the other employee group. The bonus element of the participant's total compensation package is therefore, more results-oriented than any other element.

         FACTORS. Several of the more important factors which were considered in establishing the components of each executive officer's compensation package for the 1995 fiscal year are summarized below. Additional factors were also taken into account, and the Committee may, in its discretion, apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years. However, all compensation decisions will be designed to further the general compensation policy indicated above.

         BASE SALARY. The base salary for each executive officer is set on the basis of personal performance, the salary levels in effect for comparable positions with the Company's principal competitors and the Company's financial performance relative to such competitors. Factors relating to individual performance that are assessed in setting base compensation are based on the particular duties and areas of responsibility of the individual executive officer. Factors relating to the Company's financial performance that may be related to increasing or decreasing base salary include revenues and earnings. The establishment of base compensation involves a subjective assessment and weighing of the foregoing criteria and is not based on any specific formula.

         ANNUAL INCENTIVE COMPENSATION. The Company's Management Incentive Compensation Plan is intended to provide the opportunity for participants to make long-term investments or special one-time purchases. The plan is administered by the Committee. The Committee will, in general, rely on the CEO to establish participant eligibility for the Management Incentive Compensation Plan, set objectives, and establish awards, except that the Committee will specifically approve the objectives for the CEO, approve the total amount proposed for the final payments, interpret, change or establish new rules as required, and may alter any proposed objectives or awards. The full Board of Directors must approve awards to the CEO. The Board of Directors, through the Committee, may amend the Management Incentive Compensation Plan or discontinue the Management Incentive Compensation Plan at any time.

         Participants receive an annual cash award, most of which is based on goals to achieve above average corporate results and some of which is based on goals to achieve above average performance of the individual and their function or business unit. Predetermined formulas are used whenever possible to assure the participants' ability to manage toward their objectives. Final judgment as to award amounts for all officers except the CEO is determined solely by the CEO and the Committee regardless of predetermined formulas, in order to assure fairness of awards relative to special circumstances. Extraordinary performance can be rewarded above the maximum bonuses allowed, special circumstances may warrant increasing a bonus above that determined by the plan formula, or a bonus can be reduced based on special circumstances. For example, the fiscal 1995 Management Incentive Compensation Plan limited the maximum level for the CEO's cash bonus to assure that his total cash compensation did not exceed generally accepted levels for comparable companies.

         Assessment of any adjustment to bonuses earned is determined by the Committee. No bonuses are paid to participants if the Company does not achieve a predetermined threshold level of planned earnings as approved by the Board. The corporate goals and the threshold level differ from year to year, but are always aligned with the objective of improving shareholder value.

         STOCK OPTIONS. All stock options are granted under the 1993 Plan and are intended to align the interests of each officer-optionee with those of the stockholders and provide them with a significant incentive to manage the Company from the perspective of an owner with an equity interest in the success of the business. The size of the option grant made to each executive officer under the 1993 Plan is based upon that individual's current position with the Company, internal comparability with option grants made to other Company executives and the individual's potential for future responsibility and promotion over the option term. The Compensation Committee has established certain general guidelines in making option grants to the Company's executive officers in an attempt to target a fixed number of unvested option shares for each officer based upon his or her position with the Company and his or her existing holdings of unvested option shares.

         Options granted under the Discretionary Option Grant Program may be immediately exercisable for all the option shares, on either a vested or unvested basis, or may become exercisable for fully-vested shares in installments over the participant's period of service. Any unvested shares are subject to repurchase or cancellation by the Company upon the participant's cessation of service or the Company's non-attainment of the applicable performance goals. However, the Compensation Committee has full discretionary authority under the 1993 Plan to accelerate the vesting and the exercisability of any outstanding option, or to accelerate the vesting of any issued shares, in whole or in part at any time.

         CEO COMPENSATION. The annual base salary for the Company's Chief Executive Officer, Mr. Charles S. Strauch, was established by the Committee on February 7, 1994 at $255,000. The Committee's decision was made primarily on Mr. Strauch's personal performance and the rate of base salary paid to the chief executive officers of the Company's competitors and at a level equivalent to the amounts paid by comparably sized companies. Mr. Strauch earned no bonus during fiscal 1995.

         The Committee considers equity-based compensation, in the form of stock options to be an important component of Mr. Strauch's compensation. Such options are intended to motivate leadership for long-term Company growth and profitability. Mr. Strauch was granted options to purchase 20,000 shares on October 5, 1995, based on the standards discussed above.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

         As a result of Section 162(m) of the Internal Revenue Code, which was enacted into law in 1993, the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any one year. This limitation will be in effect for each fiscal year of the Company beginning after December 31, 1993 and will apply to all compensation paid to the covered executive officers which is not considered to be performance based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation.

         The Compensation Committee does not expect that the compensation to be paid to the Company's executive officers for the 1996 fiscal year will exceed the $1 million limit per officer. Accordingly, until final Treasury regulations are issued with respect to the new $1 million limitation, the Committee will defer any decision on whether or not to restructure one or more components of the compensation paid to the executive officers so as to qualify those components as performance-based compensation that will not be subject to the $1 million limitation.

         We conclude our report with the acknowledgment that no member of the Committee is a former or current officer or employee of the Company or any of its subsidiaries.

COMPENSATION COMMITTEE

Robert A. Hoff

B. Allen Lay

                     PERFORMANCE MEASUREMENT COMPARISON (1)

         The following graph shows a comparison of cumulative total returns for the Company, the Standard and Poor's 500, the Center for Research in Securities Prices Index for the Nasdaq Stock Market Telecommunication Stocks (the "CRSP Nasdaq Telecommunication Index") and the Company's self-determined peer group (the "Peer Group", detailed below) for the period that commenced September 15, 1993 (the date on which the Company's Common Stock was first traded on the Nasdaq National Market System) and ended on December 31, 1995. The cumulative total return assumes that a stockholder invested $100 at the beginning of the period in PairGain Common Stock, the S&P 500, the Nasdaq Telecommunications Index and the Peer Group. It also assumes that all dividends have been reinvested and is adjusted for any stock splits. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

         The Peer Group consists of the following companies: Comdial Corporation; Communications Systems, Inc.; Converse Technology, Inc.; EIS International, Inc.; Intervoice, Inc.; Microcom, Inc.; Porta Systems Corporation; and Zoom Telephonics, Inc. The Peer Group was determined by the Company for comparison in the Proxy for the 1995 Annual Meeting and is comprised of companies sharing PairGain's SIC number and having 1994 year-end sales within $10 million of the Company's 1994 year-end sales. This Peer Group will not be used in future years for Performance Measurement Comparisons. The CRSP Nasdaq Telecommunication Index was chosen for comparison purposes for this and subsequent years because it was determined to be a broader and more comprehensive representation of the Company's industry than the previously chosen Peer Group.

                     COMPARISON OF CUMULATIVE TOTAL RETURNS
               (PAIRGAIN TECHNOLOGIES, INC., S&P 500, CRSP NASDAQ
                      TELECOMMUNICATION INDEX, PEER GROUP)

                     [GRAPH OF CUMULATIVE TOTAL RETURNS]

The data points depicted on the graph are as follows:

- ----------------------------------------------------------------------------------------------------
                  Index Description                      9/15/93    12/31/93   12/31/94    12/31/95
- ------------------------------------------------------  ---------  ---------- ----------  ----------
PairGain Technologies, Inc.                              100.000      98.21     101.79      391.07
S&P 500 Index                                            100.000     101.53      99.50      133.43
CRSP Nasdaq Telecommunication Index                      100.000     101.66      85.10      102.50
Peer Group                                               100.000     102.06      97.49      138.74
- ----------------------------------------------------------------------------------------------------

Percentage annual returns for the Company's stock and the Indexes listed above are shown below:

- --------------------------------------------------------------------------------------------------------------
                                                                  ANNUAL RETURN PERIOD
                                            ------------------------------------------------------------------
            Index Description               9/15/93-12/31/93 (a)   12/31/93-12/31/94      12/31/94-12/31/95
- ------------------------------------------- --------------------- ---------------------  ---------------------
PairGain Technologies, Inc.                        -1.79%                 3.64%                 284.21%
S&P 500 Index                                       1.53%                -2.00%                  34.11%
CRSP Nasdaq Telecommunication Index                 1.66%               -16.28%                  20.44%
Peer Group                                          2.06%                -4.48%                  42.31%
- --------------------------------------------------------------------------------------------------------------

(a)      Indicates the return for the 105 day period only

(1) This Section is not "soliciting material", is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

MANAGEMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         None of the Company's executive officers have employment agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors. The Compensation Committee has the discretionary authority as administrator of the Company's 1993 Plan to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options upon the happening of certain events, including, without limitation, a change in control of the Company whether by successful tender offer for more than 50% of the outstanding voting stock or by a proxy contest for the election of Board of Directors members or the subsequent termination of the optionee's service within a designated time period following the change in control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth information concerning the beneficial ownership of shares of the Company's Common Stock by (i) each beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each Director of the Company; (iii) the Chief Executive Officer and the four most highly compensated other Executive Officers; and (iv) by all directors and executive officers of the Company as a group. This information is presented as of April 22, 1996. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the Common Stock indicated.

    NAME OF INDIVIDUAL OR NUMBER OF           POSITION WITH          NUMBER OF SHARES OF COMMON            PERCENT
           PERSONS IN GROUP                      COMPANY              STOCK BENEFICIALLY OWNED            OF CLASS
- ----------------------------------------  ----------------------  ----------------------------------  ------------------
Putnam Investments, Inc. (1)                                                  1,986,457                     12.8%
One Post Office Square
Boston, MA  02109

A I M Management Group, Inc. (2)                                              1,150,200                     7.4%
11 Greenway Plaza Suite 1919
Houston, TX  77046

Robert C. Hawk (3)                              Director                        4,876                         *

Robert A. Hoff                                  Director                       12,495                         *

B. Allen Lay                                    Director                       38,120                         *

Charles S. Strauch (4)                       Chairman, Chief                   479,545                      3.0%
                                                Executive
                                                 Officer

Howard S. Flagg (5)                           President and                    348,009                      2.2%
                                                Director

Benedict A. Itri (6)                         Vice President,                   333,609                      2.1%
                                             Engineering and
                                                Director

Joseph R. Leonardi (7)                       Vice President,                   47,889                         *
                                           International Sales

Stuart R. Davis (8)                          Vice President,                   17,392                         *
                                               Field Sales

All Directors and Officers                                                    1,323,313                     8.0%
   as a Group (10 persons)  (9)

- ----------------------------------------
*Less than 1%

(1) Information obtained from Schedule 13G filed with the Securities and Exchange Commission on September 7, 1995 and Amendment No. 1 to Schedule 13G filed on January 15, 1996. This information was also confirmed telephonically.

(2) Information obtained from Schedule 13G filed with the Securities and Exchange Commission on February 12, 1996. This information was also confirmed telephonically.

(3) Includes 4,876 shares subject to options exercisable within 60 days of April 22, 1996.

(4) Includes 377,610 shares subject to options exercisable within 60 days of April 22, 1996.

(5) Includes 259,317 shares subject to options exercisable within 60 days of April 22, 1996.

(6) Includes 261,151 shares subject to options exercisable within 60 days of April 22, 1996.

(7) Includes 6,773 shares subject to options exercisable within 60 days of April 22, 1996.

(8) Includes 17,227 shares subject to options exercisable within 60 days of April 22, 1996.

(9) Includes 957,670 shares subject to options exercisable within 60 days of April 22, 1996.


      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities Commission ("SEC") and the Common Stock of the Company are required by SEC Regulation to furnish the Company with copies of all reports filed pursuant to Section 16(a).

                  Based solely on its review of copies of such reports received by it, or written representations of certain reporting persons that no Form 5's were required for such persons, the Company believes that, during 1995, all filing requirements applicable to its executive officers, directors and greater than ten percent stockholders were complied with, with the following exceptions:

    Mr. Strauch failed to timely file a Form 4 for the month of August 1995 reporting a change in beneficial ownership of 5,000 shares of the Company's Common Stock. Mr. Strauch filed a Form 4 on September 18, 1995 reporting this change.

    Mr. Flagg filed an amended Form 4 to report the change in beneficial ownership of 1,000 shares of the Company's Common Stock. The amended Form 4 was filed on March 31, 1996.

    Mr. Itri failed to timely file a Form 4 for the month of November 1995 reporting a change in beneficial ownership of 16,000 shares of the Company's Common Stock. Mr. Itri filed a Form 4 on December 18, 1995 reporting this change.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


INDEMNIFICATION AGREEMENTS

         The Company has entered into an Indemnity Agreement with each of its directors and officers (the "Indemnity Agreements") which provides that, with certain exceptions, the Company will hold harmless and indemnify its directors and officers to the fullest extent permitted under Delaware Law. Under the Indemnity Agreements, the Company is obligated to indemnify each of its directors and officers against all expenses (including attorneys' fees), fines, judgments and settlement amounts that such director or officer may incur in connection with any action or proceeding (including actions brought by or on behalf of the Company such as stockholder derivative actions) to which the director or officer is or may be made a party to by reason of such director's or officer's position as a director, officer, employee or agent of the Company or any other company or enterprise to which the person provides services at the request of the Company. This additional indemnity goes beyond the rights expressly provided under the Delaware Law primarily in the availability of indemnification in connection with actions brought by or on behalf of the Company, such as stockholder derivative actions, and in the provisions for advancement of litigation expenses prior to settlement or judgment.

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

                   *10.1 PairGain Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan").

                   *10.2 Form of Incentive Stock Option Agreement pertaining to the 1990 Plan.

                   *10.3 Form of Supplemental Incentive Stock Option Agreement pertaining to the 1990 Plan.

                   *10.4 Form of Nonstatutory Stock Option Agreement pertaining to the 1990 Plan.

                   *10.5 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan (the "1993 Plan").

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

                ***10.32 Investor Right Agreement dated July 24, 1995 between PairGain Technologies, Inc. Sourcecom Corporation

                ***10.33 Stock Purchase Agreement dated July 24, 1995 between PairGain Technologies, Inc. Sourcecom Corporation

               ****10.34  PairGain Technologies, Inc. Common Stock Purchase
                          Warrant dated May 10, 1995, issued to Brobeck, Phleger & Harrison

               ****10.35  PairGain Technologies, Inc. Common Stock Purchase
                          Warrant dated August 3, 1995, issued to Nexus Applied Research, Inc.

               ****10.36  Amendment to Loan and Security Agreement dated May 3,
                          1995, between the Registrant and Silicon Valley Bank

                    11.1  Statement Regarding Computation of Earnings Per Share

                   **21.  Subsidiaries of the Registrant

                  **23.1  Consent of Ernst & Young LLP, Independent Auditors

                    23.2  Consent of Deloitte & Touche LLP, Independent Auditors

                      27  Financial Data Schedule

- ----------------------
* Incorporated herein by reference to the same Exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-66680) declared effective by the Commission on September 14, 1993, as amended.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PAIRGAIN TECHNOLOGIES, INC.

   Date:  April 29, 1996         By:            /S/ CHARLES S. STRAUCH
                                      ------------------------------------------
                                                  Charles S. Strauch
                                                     (Registrant)
                                         Chairman and Chief Executive Officer

                                             (Principal Executive Officer)

   Date:  April 29, 1996         By:            /S/ CHARLES W. MCBRAYER
                                      ------------------------------------------
                                                  Charles W. McBrayer
                                      Vice President, Finance and Administration
                                                Chief Financial Officer

                                             (Principal Financial Officer)

   Date:  April 29, 1996         By:              /S/ ROBERT R. PRICE
                                      ------------------------------------------
                                                    Robert R. Price
                                                 Corporate Controller
                                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                    Title                         Date
                ---------                                    ------                        -----
   /S/ CHARLES S. STRAUCH                        Chairman, Chief Executive             April 29, 1996
   ------------------------------------             Officer and Director
   Charles S. Strauch

   /S/ HOWARD S. FLAGG                           President and Director                April 29, 1996
   ------------------------------------
   Howard S. Flagg

   /S/ BENEDICT A. ITRI                          Vice President, Engineering           April 29, 1996
   ------------------------------------             and Director
   Benedict A. Itri

   /S/ ROBERT C. HAWK                            Director                              April 29, 1996
   ------------------------------------
   Robert C. Hawk

   /S/ ROBERT A. HOFF                            Director                              April 29, 1996
   ------------------------------------
   Robert A. Hoff

   /S/ B. ALLEN LAY                              Director                              April 29, 1996
   ------------------------------------
   B. Allen Lay

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



                                                     ERNST & YOUNG LLP

Orange County, California
February 17, 1995

                          PAIRGAIN TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                       ---------------------------------
                                                                                            1995              1994
                                                                                       --------------   ----------------
                                                                                            (DOLLARS IN THOUSANDS)
Current assets:
   Cash and cash equivalents                                                              $ 24,576           $    711
   Short-term investments (Note 3)                                                          31,149             52,565
   Accounts receivable, less allowance for doubtful accounts of
     $469 and $298 at December 31, 1995 and 1994, respectively                              13,044             10,168
   Inventories (Note 4)                                                                     22,522             16,474
   Deferred tax assets (Note 9)                                                              3,353              2,133
   Other current assets                                                                      1,517              1,096
                                                                                       --------------   ----------------
Total current assets                                                                        96,161             83,147
Property and equipment, net (Note 5)                                                         6,402              3,431
Note receivable   (Note 6)                                                                   2,708                 --
Other assets                                                                                    55                 47
                                                                                       ==============   ================
Total assets                                                                              $105,326           $ 86,625
                                                                                       ==============   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                                 $  6,402           $  6,670
   Bank line of credit  (Note 7)                                                                --              1,000
   Accrued compensation and related expenses                                                 2,605              1,346
   Accrued expenses                                                                          2,388                754
   Accrued income taxes                                                                         --              2,009
                                                                                       --------------   ----------------
Total current liabilities                                                                   11,395             11,779
                                                                                       --------------   ----------------

Commitments and contingencies  (Notes 10 and 15)

Stockholders' equity (Note 11): Preferred stock, $.001 par value:
     Authorized shares -- 2,000,000
     Issued and outstanding shares -- None                                                      --                 --
   Common stock, $.001 par value:
     Authorized shares -- 30,000,000
     Issued and outstanding shares-- 15,177,267 and 12,708,636
       at December 31, 1995 and 1994, respectively                                              15                 13
   Additional paid-in-capital                                                               87,175             69,513
   Deferred compensation                                                                       (82)              (170)
   Unrealized gain (loss) on short-term investments                                             67               (210)
   Retained earnings                                                                         6,756              5,700
                                                                                       --------------   ----------------
Total stockholders' equity                                                                  93,931             74,846
                                                                                       --------------   ----------------
Total liabilities and stockholders' equity                                                $105,326           $ 86,625
                                                                                       ==============   ================

                See notes to consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                              1995              1994            1993
                                                                          --------------   --------------  --------------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Product sales                                                            $  106,173       $   57,417      $   33,232
   Technology fees and royalty income  (Note 8)                                  1,051            2,101           3,075
                                                                          --------------   --------------  --------------
Total revenues                                                                 107,224           59,518          36,307

Cost of revenues                                                                56,223           33,141          17,350
                                                                          --------------   --------------  --------------

Gross profit                                                                    51,001           26,377          18,957
                                                                          --------------   --------------  --------------

Operating expenses:
    Research and development                                                    10,728            5,849           3,917
    Selling and marketing                                                        9,944            5,765           3,797
    General and administrative                                                   6,797            4,250           2,629
                                                                          --------------   --------------  --------------

Total operating expenses                                                        27,469           15,864          10,343
                                                                          --------------   --------------  --------------

Income from operations                                                          23,532           10,513           8,614

Other income (loss):
   Interest income (expense), net                                                2,118            1,482             (95)
   Net gain on sales of investments                                                415            1,185              --
   Unusual loss due to unauthorized trading of investments by third
     parties  (Note 14)                                                        (15,827)              --              --
                                                                          --------------   --------------  --------------

Income before income taxes                                                      10,238           13,180           8,519

Provision for income taxes  (Note 9)                                             9,182            4,613             907
                                                                          --------------   --------------  --------------

Net income                                                                  $    1,056       $    8,567      $    7,612
                                                                          ==============   ==============  ==============

PER SHARE DATA (Note 1):
   Earnings per share                                                       $     0.06       $     0.56      $     0.61
                                                                          ==============   ==============  ==============
   Weighted average number of common and common
      equivalent shares                                                     16,820,000       15,403,000      12,485,000
                                                                          ==============   ==============  ==============

                See notes to consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (DOLLARS IN THOUSANDS, EXCEPT COMMON STOCK SHARES)

                                                                                        UNREALIZED
                                          COMMON STOCK        ADDITIONAL                GAIN(LOSS)     RETAINED        TOTAL
                                    ------------------------   PAID-IN     DEFERRED    ON SHORT-TERM   EARNINGS    STOCKHOLDERS'
                                       SHARES      AMOUNT      CAPITAL   COMPENSATION   INVESTMENTS    (DEFICIT)      EQUITY
                                    ------------- ---------- ----------- ------------- ------------- ------------- ------------
Balance at January 1, 1993              530,063   $   614    $     --     $    (139)     $     --    $  (10,334)   $  (9,859)
  Reincorporation in Delaware                --      (614)        614            --            --            --           --
  Exercise of common stock options      133,295        --          38            --            --            --           38
  Deferred compensation related
   to stock options                          --        --         212          (212)           --            --           --
  Amortization of deferred
   compensation                              --        --          --            94            --            --           94
  Accretion of redeemable
   preferred stock to redemption             --        --          --            --            --          (145)        (145)
   price
  Conversion of redeemable
   preferred stock into common
   stock                              7,319,228         8      13,675            --            --            --       13,683
  Issuance of common stock for
   cash, net of offering costs
   of $4,643                          4,140,000         4      53,313            --            --            --       53,317
  Exercise of warrants                  215,024        --         496            --            --            --          496
  Net income                                 --        --          --            --            --         7,612        7,612
                                    ------------- ---------- ----------- ------------- ------------- ------------- ------------
Balance at December 31, 1993         12,337,610        12      68,348          (257)           --        (2,867)      65,236
  Exercise of common stock options      371,026         1         203            --            --            --          204
  Tax benefits from exercise of
   common stock options                      --        --         962            --            --            --          962
  Amortization of deferred
   compensation                              --        --          --            87            --            --           87
  Unrealized loss on short-term
   investments, net of tax
   benefit of $141                           --        --          --            --          (210)           --         (210)
  Net income                                 --        --          --            --            --         8,567        8,567
                                    ------------- ---------- ----------- ------------- ------------- ------------- ------------
Balance at December 31, 1994         12,708,636        13      69,513          (170)         (210)        5,700       74,846
  Issuance of common stock for
   cash, net of offering costs
   of $842                              500,000         1      10,969            --            --            --       10,970
  Exercise of warrants                1,442,781         1       2,726            --            --            --        2,727
  Exercise of common stock              506,095        --       1,440            --            --            --        1,440
   options
  Issuance of common stock
   sold under Employee Stock
   Purchase Plan                         19,755        --         386            --            --            --          386
  Tax benefits from exercise of
   common stock options                      --        --       2,141            --            --            --        2,141
  Amortization of deferred
   compensation                              --        --          --            88            --            --           88
  Unrealized gain on short-term
   investments, net of tax of                --        --          --            --           277            --          277
   $181
  Net income                                 --        --          --            --            --         1,056        1,056
                                    ============= ========== =========== ============= ============= ============= ============
Balance at December 31, 1995         15,177,267   $    15    $ 87,175     $     (82)     $     67    $    6,756    $  93,931
                                    ============= ========== =========== ============= ============= ============= ============

                See notes to consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                             1995            1994           1993
                                                                        --------------  --------------  -------------
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $   1,056       $   8,567      $   7,612
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
    Depreciation and amortization                                              4,048           1,726            662
    Gains on sales of investments                                               (415)         (1,185)            --
    Write-off of debt discount                                                    --              --            345
    Unusual loss due to unauthorized trading of investments by
       third parties                                                          15,827              --             --
    Provision for deferred tax assets                                         (1,400)         (2,133)            --
    Change in operating assets and liabilities:
       Accounts receivable                                                    (2,876)         (4,718)        (3,769)
       Inventories                                                            (6,048)         (5,875)        (6,929)
       Other current assets                                                     (421)           (508)           (37)
       Other assets                                                               (8)            (17)            (5)
       Trade accounts payable                                                   (268)          4,408            626
       Accrued compensation                                                    1,259             758            361
       Accrued expenses                                                        1,634             537            (33)
       Accrued income taxes                                                      132           3,112             --
       Deferred revenue                                                           --              --           (300)
                                                                        --------------  -------------- --------------
Net cash provided by (used in) operating activities                           12,520           4,672         (1,467)
                                                                        --------------  -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                                     (43,272)       (115,610)       (68,439)
Proceeds from sales of investments                                            48,711          98,817         32,169
Issuance of note receivable                                                   (2,708)             --             --
Purchase of property and equipment                                            (5,909)         (2,022)        (1,639)
                                                                        --------------  -------------- --------------
Net cash used in investing activities                                         (3,178)        (18,815)       (37,909)
                                                                        --------------  -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank line of credit                                           4,400           1,000             --
Payments on bank line of credit                                               (5,400)             --           (985)
Payment on notes payable to the stockholder                                       --              --         (2,707)
Payments on capital lease                                                         --              --           (143)
Proceeds from issuance of common stock                                        15,523             204         53,559
                                                                        --------------  -------------- --------------
Net cash provided by financing activities                                     14,523           1,204         49,724
                                                                        --------------  -------------- --------------

Increase (decrease) in cash and cash equivalents                              23,865         (12,939)        10,348
Cash and cash equivalents at beginning of year                                   711          13,650          3,302
                                                                        --------------  -------------- --------------
Cash and cash equivalents at end of year                                   $  24,576       $     711      $  13,650
                                                                        ==============  ============== ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                              $      18       $      18      $     386
                                                                        ==============  ============== ==============
Income taxes paid                                                          $  10,887       $   3,625      $   1,082
                                                                        ==============  ============== ==============

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

SHORT-TERM INVESTMENTS

         Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

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

TRANSLATION OF FOREIGN CURRENCIES

         Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translations. The functional currency of the Company's Canadian subsidiary is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1995 or 1994.

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

                          PAIRGAIN TECHNOLOGIES, INC.

NEW ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). Statement No. 123 requires the Company to value all stock-based compensation based on the estimated fair market value at the grant date and spread the deemed cost over the vesting period. Statement No. 123 permits a choice of whether to charge operations or disclose the calculated cost as pro forma information. This standard requires disclosure, beginning in 1996, of the deemed cost effective with 1995 grants. The Company has not yet quantified its cost or determined its method of adoption under Statement No. 123.

2. CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

         The Company markets its products principally to telephone companies in the United States. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been minimal. Sales to major customers as a percentage of total product revenue were as follows:

                                          1995           1994           1993
                                      -------------   ------------   -----------
                      Customer A            17%           19%            29%
                      Customer B            15%           18%            16%
                      Customer C            12%           13%            13%
                      Customer D            11%           10%            --

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

3.  SHORT-TERM INVESTMENTS

         Short-term investments as of December 31, 1995 and 1994 are summarized as follows:

                                                                        GROSS           GROSS
                                                                     UNREALIZED      UNREALIZED         FAIR
                                                       COST             GAINS          LOSSES           VALUE
                                                  ---------------- ---------------- -------------- ----------------
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

                                                                                                   FAIR
                                                                            COST                  VALUE
                                                                       ----------------      -----------------
                                                                                   (IN THOUSANDS)
         Due in one year or less                                              $ 15,988               $ 15,974
         Due after one year through three years                                 15,054                 15,175
                                                                       ================      =================
                                                                              $ 31,042               $ 31,149
                                                                       ================      =================

4.  INVENTORIES

         Inventories consist of:

                                                                                    DECEMBER 31,
                                                                      -----------------------------------------
                                                                            1995                   1994
                                                                      ------------------     ------------------
                                                                                   (IN THOUSANDS)
           Finished goods                                                 $    7,842             $    4,743
           Work in process                                                     9,693                  9,529
           Purchased parts                                                     4,987                  2,202
                                                                      ==================     ==================
                                                                          $   22,522             $   16,474
                                                                      ==================     ==================

5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                                    DECEMBER 31,
                                                                      -----------------------------------------
                                                                            1995                   1994
                                                                      ------------------     ------------------
                                                                                   (IN THOUSANDS)
          Furniture and fixtures                                           $      50              $      38
          Machinery and equipment                                              9,722                  4,784
          Leasehold improvements                                               1,111                    379
                                                                      ------------------     ------------------
                                                                              10,883                  5,201
          Less accumulated depreciation and amortization                       4,481                  1,770
                                                                      ==================     ==================
                                                                           $   6,402              $   3,431
                                                                      ==================     ==================

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

9.  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                          1995        1994         1993
                                       ----------- ------------ -----------
                                                  (IN THOUSANDS)
Current:
   Federal                              $ 8,150      $ 5,546     $   340
   State                                  2,432        1,200         567
                                       ----------- ------------ -----------
Total current                            10,582        6,746         907
                                       ----------- ------------ -----------
Deferred:
   Federal                               (1,207)      (1,875)         --
   State                                   (193)        (258)         --
                                       ----------- ------------ -----------
Total deferred                           (1,400)      (2,133)         --
                                       ----------- ------------ -----------
Total provision                         $ 9,182      $ 4,613     $   907
                                       =========== ============ ===========

                          PAIRGAIN TECHNOLOGIES, INC.

         The actual tax expense for the years ended December 31, 1995, 1994, and 1993 differs from the U.S. federal statutory tax expense for the years as follows:

                                                                                   1995        1994         1993
                                                                                ----------- ------------ -----------
                                                                                           (IN THOUSANDS)
 U.S. federal statutory tax expense                                              $ 3,583      $ 4,481     $ 3,013
 Unusual loss due to unauthorized trading of investments by third parties          4,980           --          --
 State taxes net of operating loss carryforwards and federal income tax benefit    1,422          792         369

 Benefit of net operating loss carryforward                                           --           --      (3,365)
 Increase (decrease) in valuation allowance for deferred tax assets                   --         (994)        606
 Other items, net                                                                   (803)         334         284
                                                                                ----------  ------------ -----------
 Income tax expense                                                              $ 9,182      $ 4,613     $   907
                                                                                =========== ============ ===========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                                            1995               1994
                                                                      -----------------   ----------------
                                                                                (IN THOUSANDS)
        Deferred tax liabilities:
            Tax over book depreciation                                        $    --           $    112
                                                                      -----------------   ----------------
        Total deferred tax liabilities                                             --                112
                                                                      -----------------   ----------------
        Deferred tax assets:
             Book over tax depreciation                                           246                 --
             Inventory and related reserves                                     1,695                756
             Book over tax deduction for state taxes                              291                451
             Tax over book valuation of inventory                                 220                325
             Other                                                                901                713
                                                                      -----------------   ----------------
        Total deferred tax assets                                               3,353              2,245
                                                                      -----------------   ----------------
        Net deferred taxes                                                   $  3,353           $  2,133
                                                                      =================   ================

10.  COMMITMENTS

         The Company has entered into several operating leases for its facilities with varying terms and escalation clauses. Future annual minimum lease payments under the noncancelable operating leases are as follows (in thousands):

                   Years ending December 31,
                   1996                                   $     625
                   1997                                         633
                   1998                                         553
                   1999                                         215
                   2000                                          60
                                                      ---------------
                                                          $   2,086
                                                      ===============

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

                          PAIRGAIN TECHNOLOGIES, INC.

         The following is a summary of changes in common stock options outstanding:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1995           1994           1993
                                                                      -------------- -------------- --------------
     Outstanding options at beginning of year                           2,670,293      2,407,696      1,978,295
     Granted                                                            1,239,100        810,100        642,303
     Exercised                                                           (506,095)      (371,026)       (99,883)
     Canceled                                                             (71,675)      (176,477)      (113,019)
                                                                      -------------- -------------- --------------
     Outstanding options at end of year                                 3,331,623      2,670,293      2,407,696
                                                                      ============== ============== ==============
     Exercisable at end of year                                         1,423,033      1,162,311        892,940
                                                                      ============== ============== ==============
     Exercise prices of options exercised during the year                $0.15 to       $0.15 to       $0.15 to
                                                                           $18.88          $7.50          $3.30
     Exercise prices of options outstanding at end of year               $0.15 to       $0.15 to       $0.15 to
                                                                           $30.50         $13.75         $13.00

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

                          PAIRGAIN TECHNOLOGIES, INC.

                                                                 THREE MONTHS ENDED                       YEAR ENDED
                                              ---------------------------------------------------------- -------------
                                               MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,       1995
                                              ------------- ------------- --------------- -------------- -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                           (UNAUDITED)
 Net income as previously reported             $   3,142     $   3,603       $   4,505      $  14,505     $   1,056
                                              ============= ============= =============== ============== =============
 Net income before adjustment for
   unusual gains (losses)                      $   3,142     $   3,603       $   4,505      $   5,218     $  16,468

 Adjustments to properly reflect gains
   and (losses) and unauthorized
   activity:
   Unauthorized trading losses                        --       (26,774)          1,660          9,287       (15,827)
   Provision for income taxes                         --           415              --             --           415
                                              ------------- ------------- --------------- -------------- -------------
 Net income (loss) after
   adjustment for unusual gain (loss)          $   3,142     $ (22,756)      $   6,165      $  14,505     $   1,056
                                              ============= ============= =============== ============== =============

 Net income (loss) per share                   $    0.20     $   (1.52)      $    0.36      $    0.83     $    0.06
                                              ============= ============= =============== ============== =============

 Weighted average shares outstanding
   used to compute net income (loss)
   per share                                      16,103        14,922          17,051         17,403        16,820
                                              ============= ============= =============== ============== =============

 Net income per share, as previously
   reported                                    $    0.20     $    0.22       $    0.26      $    0.83     $    0.06
                                              ============= ============= =============== ============== =============

 Weighted average shares outstanding used
   to compute net income per share, as
   previously reported                            16,103        16,717          17,051         17,403        16,820
                                              ============= ============= =============== ============== =============

                                                                 THREE MONTHS ENDED                       YEAR ENDED
                                              ---------------------------------------------------------- -------------
                                               MARCH 31,      JUNE 30,    SEPTEMBER 30,   DECEMBER 31,       1994
                                              ------------- ------------- --------------- -------------- -------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                           (UNAUDITED)
 Net income as previously reported             $   1,620     $   1,765       $   2,239      $   2,943     $   8,567
                                              ============= ============= =============== ============== =============

 Net income before adjustment for
   investment gains (losses)                   $   1,620     $   1,765       $   2,239      $   2,943     $   8,567

 Adjustments to properly reflect
  investment gains (losses):
   Investment gains (losses)                      (9,950)         (108)         (1,579)        11,637            --
   Provision for income taxes                        118           120             111           (349)           --
                                              ------------- ------------- --------------- -------------- -------------

 Net income (loss) after adjustment
   for investment gains (losses)               $  (8,212)    $   1,777       $     771      $  14,231     $   8,567
                                              ============= ============= =============== ============== =============

 Net income (loss) per share                   $   (0.66)    $    0.12       $    0.05      $    0.91     $    0.56
                                              ============= ============= =============== ============== =============

 Weighted average shares outstanding
   used to compute net income (loss) per
   share                                          12,375        15,236          15,319         15,694        15,403
                                              ============= ============= =============== ============== =============

 Net income per share, as previously
   reported                                    $    0.11     $    0.12       $    0.15      $    0.19     $    0.56
                                              ============= ============= =============== ============== =============

 Weighted average shares outstanding used
   to compute net income per share, as
   previously reported                            15,305        15,236          15,319         15,694        15,403
                                              ============= ============= =============== ============== =============

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

         The Company does not maintain Directors and Officers' liability insurance. However, under the terms of its articles of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters. The ultimate outcome of these complaints cannot presently be determined and, accordingly, no provision for any loss or recovery that may result has been made in the Company's financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                       --------------------------------
                                         BALANCE AT      CHARGED TO      CHARGED TO
                                        BEGINNING OF      COSTS AND    OTHER ACCOUNTS                     BALANCE AT
DESCRIPTION                                PERIOD         EXPENSES                        DEDUCTIONS     END OF PERIOD
                                       --------------- --------------- ---------------- --------------- ---------------
                                                                   (DOLLARS IN THOUSANDS)
 Year ended December 31, 1995:
 Allowance for doubtful accounts
   receivable                               $    298        $    159         $     91        $     79        $    469
 Inventory reserves                            1,882           3,353               --           1,000           4,235
                                       --------------- --------------- ---------------- --------------- ---------------
 Total                                      $  2,180        $  3,512         $     91        $  1,079        $  4,704
                                       =============== =============== ================ =============== ===============

 Year ended December 31, 1994:
 Allowance for doubtful accounts
   receivable                               $    155        $    150         $     --        $      7        $    298
 Inventory reserves                            1,183             812               --             113           1,882
                                       --------------- --------------- ---------------- --------------- ---------------

 Total                                      $  1,338        $    962         $     --        $    120        $  2,180
                                       =============== =============== ================ =============== ===============

 Year ended December 31, 1993:
 Allowance for doubtful accounts
   receivable                               $     22        $    150         $     --        $     17        $    155
 Inventory reserves                              241           1,047               --             105           1,183
                                       --------------- --------------- ---------------- --------------- ---------------
 Total                                      $    263        $  1,197         $     --        $    122        $  1,338
                                       =============== =============== ================ =============== ===============