Form 10-Q
period 1996-03-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-04-29
CIK 910032

               UNITED STATES SECURITIES AND EXCHANGES COMMISSION

                             WASHINGTON D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FIRST QUARTER ENDED MARCH 31, 1996


                         COMMISSION FILE NUMBER 0-22202



                          PAIRGAIN TECHNOLOGIES, INC.
  -------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                     33-0282809
  ----------------------------------                   -------------------
   (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
    INCORPORATION OF ORGANIZATION)                     IDENTIFICATION NO.)


              14402 FRANKLIN AVENUE, TUSTIN, CALIFORNIA 92680-7013
  ------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (714) 832-9922
  ------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS ), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES      X       NO
                                   ---------       ----------


THERE WERE 15,472,342 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.001 PER SHARE, OUTSTANDING ON MARCH 31, 1996.

                          PAIRGAIN TECHNOLOGIES, INC.

                                     INDEX


                                                                                            Page
                                                                                            ----
  Part I.  Financial Information

           Item 1.      Financial Statements

                        Condensed Consolidated Balance Sheets
                         at March 31, 1996 and December 31, 1995                               3

                        Condensed Consolidated Statements of Income
                         for the three months ended March 31, 1996 and 1995                    4

                        Condensed Consolidated Statements of Cash Flows
                         for the three months ended March 31, 1996 and 1995                    5

                        Notes to Condensed Consolidated Financial Statements                   6

           Item 2.      Management's Discussion and Analysis
                         of Financial Condition and Results of Operations                     13

  Part II. Other Information


           Item 1.      Legal Proceedings                                                     17

           Item 2.      Changes in Securities                                                 17

           Item 3.      Defaults upon Senior Securities                                       17

           Item 4.      Submission of Matters to a Vote of Security Holders                   17

           Item 5.      Other Information                                                     17

           Item 6.      Exhibits and Reports on Form 8-K                                      17

  Signatures                                                                                  18

                                PART I:  ITEM 1

                             FINANCIAL INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                               MARCH 31,             DECEMBER 31,
                                                                                 1996                   1995
                                                                               --------              -----------
                                                                              (UNAUDITED)
   ASSETS
   Current assets:
      Cash and cash equivalents                                                $ 42,776               $ 24,576
      Short-term investments (Note 3)                                            31,276                 31,149
      Accounts receivable                                                        13,962                 13,044
      Inventories (Note 4)                                                       25,233                 22,522
      Other current assets and deferred taxes                                     4,413                  4,870
                                                                               --------               --------
   Total current assets                                                         117,660                 96,161

   Property and equipment, net (Note 5)                                           6,666                  6,402
   Note receivable (Note 6)                                                       2,708                  2,708
   Other assets                                                                      55                     55
                                                                               --------               --------
   Total assets                                                                $127,089               $105,326
                                                                               ========               ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable and other current liabilities                           $ 21,652               $ 11,395
      Bank line of credit (Note 7)                                                   --                     --
                                                                               --------               --------
   Total current liabilities                                                     21,652                 11,395
                                                                               --------               --------
   Commitments and contingencies (Note 9)

   Stockholders' equity:
     Preferred stock, $.001 par value:
      Authorized shares - 2,000,000
      Issued and outstanding shares - None                                           --                     --
     Common stock, $.001 par value:
      Authorized shares - 30,000,000
      Issued and outstanding shares - 15,472,342 and
        15,177,267 at March 31, 1996 and December 31,
        1995, respectively                                                           15                     15
      Additional paid-in capital                                                 92,360                 87,175
      Deferred compensation                                                         (60)                   (82)
      Unrealized gain on marketable securities                                      112                     67
      Retained earnings                                                          13,010                  6,756
                                                                               --------               --------
   Total stockholders' equity                                                   105,437                 93,931
                                                                               --------               --------
   Total liabilities and stockholders' equity                                  $127,089               $105,326
                                                                               ========               ========


           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------
                                                                 1996                  1995
                                                               -------               --------
   Revenues                                                    $40,511               $19,078
   Cost of revenues                                             21,472                 9,653
                                                               -------               -------

   Gross profit                                                 19,039                 9,425
                                                               -------               -------

   Operating expenses:
      Research and development                                   3,621                 1,892
      Selling and marketing                                      3,724                 1,868
      General and administrative                                 2,334                 1,451
                                                               -------               -------

   Total operating expenses                                      9,679                 5,211
                                                               -------               -------

   Income from operations                                        9,360                 4,214

   Interest and other income, net                                  765                   587
   Gain on investments                                              --                   100
                                                               -------               -------

   Income before income taxes                                   10,125                 4,901

   Provision for income taxes (Note 8)                           3,875                 1,759
                                                               -------               -------

   Net income                                                  $ 6,250               $ 3,142
                                                               =======               =======

   PER SHARE DATA:
   Earnings per share                                          $  0.35               $  0.20
                                                               =======               =======
   Weighted average number of common
    and common equivalent shares                                17,645                16,103
                                                               =======               =======

           See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                              1996                1995
                                                                                            -------              -------
   Cash flows from operating activities:
   Net income                                                                               $ 6,250              $ 3,142
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                             975                  619
      Gains on sales of investments                                                              --                 (100)
   Change in operating assets and liabilities:
      Accounts receivable                                                                      (918)               2,017
      Inventories                                                                            (2,711)              (4,008)
      Other current assets                                                                      426                   15
      Other assets                                                                               --                   (8)
      Accounts payable and other current liabilities                                          6,857                 (223)
      Federal income tax refund (Note 8)                                                      6,900                   --
                                                                                            -------              -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 17,779                1,454
                                                                                            -------              -------

   Cash flows from investing activities:
   Net (purchases of) proceeds from short-term investments                                     (272)              17,948
   Purchase of property and equipment                                                          (995)              (1,684)
                                                                                            -------              -------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                       (1,267)              16,264
                                                                                            -------              -------
   Cash flows from financing activities:
   Payments on bank line of credit                                                               --               (1,000)
   Proceeds from issuance of common stock and warrants                                        1,688               13,429
                                                                                            -------              -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  1,688               12,429
                                                                                            -------              -------

   Increase in cash and cash equivalents                                                     18,200               30,147
   Cash and cash equivalents at beginning of period                                          24,576                  711
                                                                                            -------              -------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $42,776              $30,858
                                                                                            =======              =======

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                            $    --             $    18
                                                                                            =======             =======
   Income tax paid                                                                          $    --             $   872
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

INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1996, and consolidated results of operations for the three months ended March 31, 1996, and March 31, 1995, and cash flows for the three months ended March 31, 1996, and March 31, 1995. Results of operations for the three months ended March 31, 1996, are not necessarily indicative of results to be expected for the full year ending December 31, 1996.

         Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1995.

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

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


TRANSLATION OF FOREIGN CURRENCIES

         Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translations. The functional currency of the Company's Canadian subsidiary is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1996 or 1995.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


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

STATEMENT OF CASH FLOWS

     During the quarter ended March 31, 1996, the Company recorded noncash tax benefits from exercises of common stock options aggregating $3.5 million.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"), which became effective for the Company beginning January 1, 1996. Statement No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


2.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

         The Company markets its products principally to telephone companies in the United States and Canada. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been minimal.

         A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

         Revenues from HiGain products represented approximately 82% and 74% of the Company's total revenues for the quarter ended March 31, 1996 and 1995, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

3.  SHORT-TERM INVESTMENTS

         Short-term investments as of March 31, 1996 and December 31, 1995 are summarized as follows:

                                                                GROSS           GROSS
                                                             UNREALIZED      UNREALIZED          FAIR
                                               COST             GAINS          LOSSES            VALUE
                                             -------         ----------      ----------        ---------
                                                                    (IN THOUSANDS)
     MARCH 31, 1996
          Municipal bonds                    $31,095             $181            $--            $31,276

     DECEMBER 31, 1995
          Municipal bonds                    $31,042             $107            $--            $31,149

         Net realized gains were $0 and $100,000 for the three months ended March 31, 1996 and 1995, respectively. Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity at March 31, 1996 and December 31, 1995 were $112,000 and $67,000, respectively.

         The amortized cost and estimated fair value of investments at March 31, 1996 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


                                                                                             FAIR
                                                                        COST                 VALUE
                                                                      -------               -------
                                                                             (IN THOUSANDS)
     Due in one year or less                                          $16,483               $16,575
     Due after one year through three years                            14,612                14,701
                                                                      -------               -------
                                                                      $31,095               $31,276
                                                                      =======               =======

4.  INVENTORIES

         Inventories consist of the following:

                                                                      MARCH 31,            DECEMBER 31,
                                                                        1996                   1995
                                                                      --------             -----------
                                                                           (IN THOUSANDS)
     Raw materials                                                    $ 4,869               $ 4,987
     Work in process                                                   11,411                 9,693
     Finished goods                                                     8,953                 7,842
                                                                      -------               -------
                                                                      $25,233               $22,522
                                                                      =======               =======

5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                      MARCH 31,            DECEMBER 31,
                                                                        1996                   1995
                                                                      --------             -----------
                                                                             (IN THOUSANDS)
     Furniture and fixtures                                           $   135               $    50
     Machinery and equipment                                           10,529                 9,722
     Leasehold improvements                                             1,214                 1,111
                                                                      -------               -------
                                                                       11,878                10,883
     Less accumulated depreciation and amortization                     5,212                 4,481
                                                                      -------               -------
                                                                      $ 6,666               $ 6,402
                                                                      =======               =======

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


6.  NOTE RECEIVABLE

         In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Valencia, California ("Sourcecom"). Sourcecom designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.25% at March 31, 1996), payable monthly, with the principal balance due July 1999.

7.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $10,000,000, of which up to $2,000,000 may be utilized for the secured purchase of fixed assets (term loan), $2,000,000 for letters of credit and $2,000,000 for foreign exchange contracts. The line bears interest at prime (8.25% at March 31, 1996) and borrowings under term loan provisions of the agreement bear interest at prime plus 1%. At March 31, 1996, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at March 31, 1996. The agreement expires May 1, 1996.

8.  INCOME TAXES

         Income taxes are provided at the rate expected to be in effect for the entire year.

         During the quarter ended March 31, 1996, the Company received a $6.9 million refund of its Federal income taxes paid for the year ended December 31, 1995. This refund arises out of certain deductions the Company claimed in its tax return for the year ended December 31, 1995. Until the Internal Revenue Service audits the Company's 1995 income tax return, the treatment of these deductions is uncertain. The Company believes the ultimate resolution of these uncertainties will not have a material adverse effect on the Company's financial statements.


9.  CONTINGENCIES

         In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Mr. S. Jay Goldinger and Capital Insight, Inc., a third party investment advisor. This

                          PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


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

         The Company does not maintain Directors and Officers liability insurance. However, under the terms of its articles of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters. The ultimate outcome of these complaints cannot presently be determined; accordingly, no provision for any loss or recovery that may result has been made in the Company's financial statements.

10. PUBLIC OFFERING

         In March 1995, the Company completed a secondary public offering and sold 500,000 shares of its common stock at a price of $23.625 per share. The net proceeds raised by the Company were approximately $10,970,000. In connection with the offering, certain outstanding warrants were exercised to purchase 1,437,655 shares of common stock at an aggregate exercise price of $2,717,000.

                                PART I:  ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          PAIRGAIN TECHNOLOGIES, INC.


    Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS (quarter ended March 31, 1996, compared to quarter ended March 31, 1995)

REVENUES

         Revenues for the three months ended March 31, 1996 increased $21.4 million, or 112%, to $40.5 million as compared to $19.1 million for the three months ended March 31, 1995. Of this increase in revenue, product revenue increased $21.5 million, and royalty income decreased $102,000. The increase in product revenue was primarily due a 158% increase in the unit sales volume of the Company's HiGain product, and to a lesser extent, a 74% and 122% increase in unit sales volume of the Company's PG-2 and Campus products, respectively. These increases were partially offset by declines in the average selling prices of HiGain and Campus products.

         The decrease in royalty income was primarily due to a reduction in royalty fees generated by Alcatel for the use of the Company's HDSL technology as a result of the renegotiation and termination of its agreement with Alcatel in the fourth quarter of 1995. As part of terminating the agreement, the Company granted royalty-free licenses of current company technology to Alcatel and Alcatel granted a royalty-free license of its network management software to the Company. The agreement also reduced the royalty rate for standalone T1 products which incorporate the Company's HDSL technology being sold by Alcatel. Consequently, technology licensing fees and royalty income will continue to decline in the future.

GROSS PROFIT

         Gross profit represents total revenues for a period, including technology fees and royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures. Gross profit increased $9.6 million, or 102%, to $19.0 million for the three months ended March 31, 1996 compared to $9.4 million for the same period in the prior year. This growth in gross profit was principally attributed to the increase in the Company's revenues.

         As a percentage of revenues, gross profit was 47% for the quarter ended March 31, 1996, compared to 49% in the 1995 quarter. This decrease in gross profit percentage resulted primarily from the declines in average selling prices of HiGain and Campus products. Continuing engineering design changes, reduced prices for components from vendors and reduced manufacturing overhead rates partially offset the effects of these declines in average selling prices.

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

OPERATING EXPENSES

         In order to support the growth of its business, the Company significantly expanded its levels of operations in all areas. Accordingly, operating expenses increased $4.5 million, or 86%, for the three months ended March 31, 1996 as compared with the same period in the prior year. Approximately 50% of this increase was due to the addition of personnel. However, as a percentage of revenues, operating expenses decreased to 24% in the 1996 period from 27% in the 1995 quarter.

         Research and development expense increased $1.7 million, or 91%, to $3.6 million for the three months ended March 31, 1996 compared to $1.9 million in the prior year period. This increase was primarily due to the addition of personnel, depreciation on additions of capital equipment, and prototype expenditures associated with new products. In addition, the 1996 quarter includes expenses related to the Company's Raleigh, North Carolina design center, which was established in the fourth quarter of 1995. Research and development expense as a percentage of revenues was 9% in the 1996 quarter compared to 10% in 1995. The Company plans to continue to expend at least 9% of its revenues on new product development, product enhancements, and continuing efforts toward product cost reductions.

         Selling and marketing expense increased to $3.7 million in the 1996 quarter compared to $1.9 million in the prior year quarter. Additional sales and marketing support personnel, commissions, advertising, trade show and travel costs primarily accounted for the increase in expenditures. Selling and marketing expense as a percentage of revenues was 9% in the 1996 quarter compared to 10% in 1995.

         General and administrative expense increased $883,000 to $2.3 million for the quarter ended March 31, 1996 compared to $1.4 million in the same period in the prior year. As a percentage of revenues, general and administrative expense decreased to 6% in the first quarter of 1996 from 7% in 1995.

INCOME FROM OPERATIONS

         As a result of the above, income from operations for the quarter ended March 31, 1996 increased 122% to $9.4 million, compared to $4.2 million for the 1995 quarter. As a percentage of revenues, income from operations was 23% in the 1996 quarter compared to 22% in 1995.

INTEREST AND OTHER INCOME, NET

         Net interest income increased to $765,000 for the three months ended March 31, 1996 from $587,000 in the 1995 quarter. This increase resulted primarily from higher average cash levels available for investment. There was no interest expense for the three months ended March 31, 1996. Interest expense for the three months ended March 31, 1995 was $18,000.

PROVISION FOR INCOME TAXES

         The provision for income taxes increased to $3.9 million, for the three months ended March 31, 1996, from $1.8 million for the same period in the prior year. The Company's effective rate increased to 38% in the 1996 quarter from 36% in the 1995 quarter, as tax credits and tax-free interest income represented a smaller proportion of total pre-tax income as a result of the earnings growth. The Company expects to maintain its tax rate at 38% for the remainder of 1996.

NET INCOME AND EARNINGS PER SHARE

         Net income for the three months ended March 31, 1996 was $6.2 million, or $0.35 per share, compared to $3.1 million or $0.20 per share for the 1995 quarter. The weighted average number of common and common equivalent shares outstanding was 17.6 million and 16.1 million for the three months ended March 31, 1996 and 1995, respectively. This increase in common and common equivalent shares was primarily attributable to the issuance of 500,000 shares in the Company's secondary offering in March 1995 which were outstanding for the entire 1996 quarter, the granting of options to key employees of the Company, and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1996 over 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had $74.1 million in cash, cash equivalents and short-term investments and $96.0 million in working capital. These figures represent an increase of $18.3 million in cash, cash equivalents and short-term investments and $11.2 million in working capital over the amounts at December 31, 1995. These increases are primarily attributable to cash generated from operations (net of capital expenditures) of $9.7 million, the receipt of a Federal income tax refund of $6.9 million and $1.7 million from the exercise of stock options. The increase in the Company's accounts receivable to $14.0 million at March 31, 1996, compared to $13.0 million at December 31, 1995, was primarily reflective of higher revenue levels. The increase in inventory to $25.2 million at March 31, 1996, compared to $22.5 million at December 31, 1995, was due to increased stocking and production levels to support future shipments. The Company has historically maintained relatively high levels of inventory. However, annualized inventory turnover increased to 3.4 times for the quarter ended March 31, 1996, compared to 2.5 times for 1995.

         Capital expenditures relating primarily to the purchase of computer equipment, machinery and test equipment, and leasehold improvements amounted to $1.0 million for the three months ended March 31, 1996. Capital expenditures in the 1995 quarter aggregated $1.7 million and included $1.0 million for expenditures related to machinery and test equipment and $0.6 million in leasehold improvements related to the Company's Tustin, California, manufacturing, development and administrative facility. The Company was fully relocated into the Tustin facility in the first quarter of 1995.

         Accounts payable and other current liabilities increased to $21.7 million at March 31, 1996 from $11.4 million at December 31, 1995. This increase consisted of $7.0 million in income tax liabilities and $3.3 million in accrued compensation and other accrued expenses. During the quarter ended March 31, 1996, the Company received a $6.9 million refund of its Federal income taxes paid for the year ended December 31, 1995. This refund arises out of certain deductions the Company claimed in its tax return for the year ended December 31, 1995. Until the Internal Revenue Service audits the Company's 1995 income tax return, the treatment of these deductions is uncertain. The Company believes the ultimate resolution of these uncertainties will not have a material adverse effect on the Company's financial statements.

         The Company has no material near-term commitments for its funds. The Company believes that the current cash, cash equivalents and short-term investment balances and internally generated cash flow will be sufficient to meet its working capital and capital expenditure requirements through 1996. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings.

                           PART II. OTHER INFORMATION

                          PAIRGAIN TECHNOLOGIES, INC.


Item 1.  Legal Proceedings

          The section titled "Legal Proceedings" appearing in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 1996 is incorporated herein by reference.

Item 2.  Changes in Securities
          None.

Item 3.  Defaults upon Senior Securities
          None.

Item 4.  Submission of Matters to a Vote of Security Holders
          None.

Item 5.  Other Information
          None.

Item 6.  Exhibits and Reports on Form 8-K

          (A) Exhibits

              11.1   Computation of Earnings Per Share

              27.1   Financial Data Schedule

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




                                            PairGain Technologies, Inc.
                                    ------------------------------------------
                                                    (Registrant)





Date:     April 26, 1996                     /s/ CHARLES W. McBRAYER
                                    ------------------------------------------
                                                 Charles W. McBrayer
                                    Vice President, Finance and Administration
                                                Chief Financial Officer
                                               (Duly Authorized Officer)





Date:     April 26, 1996                       /s/ ROBERT R. PRICE
                                    -----------------------------------------
                                                   Robert R. Price
                                                 Corporate Controller
                                              (Chief Accounting Officer)