Form 10-Q
period 1996-06-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-08-13
CIK 910032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE SECOND QUARTER ENDED JUNE 30, 1996


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

              14402 FRANKLIN AVENUE, TUSTIN, CALIFORNIA 92780-7013

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

THERE WERE 31,277,880 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.0005 PER SHARE OUTSTANDING ON JUNE 30, 1996.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                                                              Page
Part I    Financial Information

          Item 1.        Financial Statements

                         Condensed Consolidated Balance Sheets
                           at June 30, 1996 and December 31, 1995                                               3

                         Condensed Consolidated Statements of Income for the
                           quarters and six months ended June 30, 1996 and 1995                                 4

                         Condensed Consolidated Statements of Cash Flows
                           for the six months ended June 30, 1996 and 1995                                      5

                         Notes to Condensed Consolidated Financial Statements                                   6

          Item 2.        Management's Discussion and Analysis
                           of Financial Condition and Results of Operations                                    15

Part II.  Other Information

          Item 1.        Legal Proceedings                                                                     20

          Item 2.        Changes in Securities                                                                 20

          Item 3.        Defaults upon Senior Securities                                                       21

          Item 4.        Submission of Matters to a Vote of Security Holders                                   21

          Item 5.        Other Information                                                                     22

          Item 6.        Exhibits and Reports on Form 8-K                                                      22

Signatures                                                                                                     23

                                 PART I: ITEM 1

                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       JUNE 30,           DECEMBER 31,
                                                                         1996                 1995
                                                                -------------------   -------------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    52,422            $    24,576
  Short-term investments (Note 3)                                        28,849                 31,149
  Accounts receivable                                                    17,372                 13,044
  Inventories (Note 4)                                                   29,852                 22,522
  Other current assets and deferred taxes                                 4,071                  4,870
                                                                    --------------         --------------
Total current assets                                                    132,566                 96,161

Property and equipment, net (Note 5)                                      8,233                  6,402
Note receivable (Note 6)                                                  2,708                  2,708
Long-term investments (Note 7)                                            3,273                     --
Other assets                                                                 74                     55
                                                                    --------------         --------------
Total assets                                                        $   146,854            $   105,326
                                                                    ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other current liabilities                   $    29,628            $    11,395
   Bank line of credit (Note 8)                                              --                     --
                                                                    --------------         --------------
Total current liabilities                                                29,628                 11,395
Stockholders' equity (Notes 1 and 12):
  Preferred stock, $.001 par value:
     Authorized shares - 2,000,000; Issued and outstanding
        shares - None                                                        --                     --
  Common stock, $.0005 par value:
     Authorized shares - 60,000,000; Issued and outstanding
        shares - 31,277,880 and 30,354,534 at June 30, 1996
        and December 31, 1995, respectively                                  16                     15
  Additional paid-in capital                                             96,603                 87,175
  Deferred compensation                                                     (38)                   (82)
  Unrealized gain on marketable securities                                   69                     67
  Retained earnings                                                      20,576                  6,756
                                                                    --------------         --------------
Total stockholders' equity                                              117,226                 93,931
                                                                    --------------         --------------
Total liabilities and stockholders' equity                          $   146,854            $   105,326
                                                                    ==============         ==============

           See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           QUARTER ENDED                        SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                       1996             1995              1996               1995
                                                 ----------------  ---------------   -----------------  -----------------

Revenues                                             $  47,239         $  23,919          $  87,750          $  42,997
Cost of revenues                                        24,574            12,471             46,046             22,124
                                                     ------------      ------------       ------------       ------------

Gross profit                                            22,665            11,448             41,704             20,873
                                                     ------------      ------------       ------------       ------------

Operating expenses:
   Research and development                              4,475             2,869              8,096              4,761
   Sales and marketing                                   4,358             2,223              8,082              4,091
   General and administrative                            2,417             1,637              4,751              3,088
                                                     ------------      ------------       ------------       ------------

Total operating expenses                                11,250             6,729             20,929             11,940
                                                     ------------      ------------       ------------       ------------

Income from operations                                  11,415             4,719             20,775              8,933

Interest and other income, net                             894               488              1,659              1,075
Gain on investments                                         --               258                 --                358
Unusual loss due to unauthorized trading
 of investments by third parties (Note 9)                   --           (26,774)                --            (26,774)
                                                     ------------      ------------       ------------       ------------

Income (loss) before income taxes                       12,309           (21,309)            22,434            (16,408)
Provision for income taxes (Note 10)                     4,739             1,447              8,614              3,206
                                                     ------------      ------------       ------------       ------------

Net income (loss)                                    $   7,570         $ (22,756)         $  13,820          $ (19,614)
                                                     ============      ============       ============       ============

PER SHARE DATA (Note 1):
Earnings (loss) per share                            $    0.21         $   (0.76)         $    0.39          $   (0.70)
                                                     ============      ============       ============       ============
Weighted average number of common and common
 equivalent shares                                      36,021            29,843             35,656             28,079
                                                     ============      ============       ============       ============

           See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     1996                   1995
                                                                          ----------------------  ----------------------
Cash flows from operating activities:
Net income (loss)                                                                $     13,820           $    (19,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                      2,022                  1,317
     Gain on investments                                                                   --                   (358)
     Unusual loss due to unauthorized trading of investments by third
       parties                                                                             --                 26,774
Change in operating assets and liabilities:
     Accounts receivable                                                               (4,328)                 1,990
     Inventories                                                                       (7,330)                (7,336)
     Other current assets                                                                 795                    329
     Other assets                                                                         (19)                   (39)
     Accounts payable and other current liabilities                                    17,538                   (654)
     Federal income tax refund (Note 10)                                                6,900                     --
                                                                                ----------------        ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              29,398                  2,409
                                                                                ----------------        ----------------

Cash flows from investing activities:
Net proceeds from (purchases of) short-term investments                                 1,877                (11,433)
Purchases of long-term investments                                                     (3,273)                    --
Purchases of property and equipment                                                    (3,381)                (3,871)
                                                                                ----------------        ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (4,777)               (15,304)
                                                                                ----------------        ----------------

Cash flows from financing activities:
Payments on bank line of credit                                                            --                 (1,000)
Proceeds from issuance of common stock                                                  3,225                 14,249
                                                                                ----------------        ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               3,225                 13,249
                                                                                ----------------        ----------------

Increase in cash and  cash equivalents                                                 27,846                    354
Cash and cash equivalents at beginning of period                                       24,576                    711
                                                                                ----------------        ----------------

Cash and cash equivalents at end of period                                      $      52,422           $      1,065
                                                                                ================        ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                   $          --           $         18
                                                                                ================        ================
Income tax paid                                                                 $          --           $      4,053
                                                                                ================        ================

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

INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1996, and consolidated results of operations for the three and six months ended June 30, 1996, and June 30, 1995, and cash flows for the six months ended June 30, 1996, and June 30, 1995. Results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of results to be expected for the full year ending December 31, 1996.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


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

STOCK SPLIT

         All share and per share amounts have been adjusted to reflect the June 12, 1996, two-for-one stock split for all periods presented (See Note 12).

STATEMENT OF CASH FLOWS

         During the six months ended June 30, 1996, the Company recorded noncash tax benefits from exercises of common stock options aggregating $6.2 million.

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

         Revenues from HiGain products represented approximately 82% and 75% of the Company's total revenues for the six months ended June 30, 1996 and 1995, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

3. SHORT-TERM INVESTMENTS

         Short-term investments as of June 30, 1996 and December 31, 1995 are summarized as follows:

                                                                        GROSS          GROSS
                                                                      UNREALIZED     UNREALIZED           FAIR
                                                       COST             GAINS         LOSSES              VALUE
                                                     ---------        ----------     ----------          ---------
                                                                           (IN THOUSANDS)
          JUNE 30, 1996
               Municipal bonds                       $  28,738         $     111      $      --           $  28,849

          DECEMBER 31, 1995
               Municipal bonds                       $  31,042         $     107      $      --           $  31,149

         There were no net realized gains for the three and six months ended June 30, 1996, compared to net realized gains of $258,000 and $358,000, respectively, for the corresponding 1995 periods. During the second quarter of 1995, the Company also realized a $26.8 million loss due to unauthorized trading of investments by third parties (See Note 9). Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity were $69,000 at June 30, 1996 and $67,000 at December 31, 1995.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


         The amortized cost and estimated fair value of investments at June 30, 1996 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                                                             COST                FAIR VALUE
                                                                       ------------------     ------------------
                                                                                    (IN THOUSANDS)
          Due in one year or less                                           $   16,935             $   17,024
          Due after one year through three years                                11,803                 11,825
                                                                            =============          =============
                                                                            $   28,738             $   28,849
                                                                            =============          =============

4. INVENTORIES

         Inventories consist of the following:

                                                                           JUNE 30,            DECEMBER 31,
                                                                             1996                  1995
                                                                      -------------------    ------------------
                                                                                   (IN THOUSANDS)
          Raw materials                                                     $   10,637            $    4,987
          Work in process                                                        5,648                 9,693
          Finished goods                                                        13,567                 7,842
                                                                            -------------         -------------
                                                                            $   29,852            $   22,522
                                                                            =============         =============

5. PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                           JUNE 30,            DECEMBER 31,
                                                                            1996                   1995
                                                                      ------------------     ------------------
                                                                                   (IN THOUSANDS)
          Furniture and fixtures                                           $      149             $      50
          Machinery and equipment                                              12,789                 9,722
          Leasehold improvements                                                1,326                 1,111
                                                                           --------------         -------------
                                                                               14,264                10,883
          Less accumulated depreciation and amortization                        6,031                 4,481
                                                                           =============          =============
                                                                           $    8,233             $   6,402
                                                                           =============          =============

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


6. NOTE RECEIVABLE

         In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Valencia, California ("Sourcecom"). Sourcecom designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.25% at June 30, 1996), payable monthly, with the principal balance due July 1999.

7. LONG-TERM INVESTMENTS

         In April 1996, the Company purchased approximately 75,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000.

         In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. Both investments are accounted for using the cost method.

8. BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at prime (8.25% at June 30, 1996). At June 30, 1996, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at June 30, 1996. The agreement expires May 1, 1997.

9. UNUSUAL LOSS DUE TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

         In 1993 and 1994, the Company invested a portion of its excess cash with Capital Insight, Inc. ("Capital Insight"), a financial advisor and broker based in Beverly Hills, California. The Company had no funds invested with Capital Insight at either December 31, 1993 or December 31, 1994, as all such invested funds were returned to the Company prior to the end of each of those years.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly reports for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses.

10. INCOME TAXES

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

11. CONTINGENCIES

         In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Mr. S. Jay Goldinger and Capital Insight, Inc., a third party investment advisor. This suit arises out of losses incurred by the Company in 1995 of approximately $15.8 million in connection with the losses through unauthorized trading of investments made by Mr. Goldinger and Capital Insight on the Company's behalf (see Note 9, above, for a description of such losses). The derivative complaint alleges causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The complaint seeks in excess

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


of $15.8 million in damages and legal fees and expenses in connection with the loss by the Company of the funds it provided to Mr. Goldinger and Capital Insight. The suit was filed in Superior Court of the State of California, County of Orange. Additionally, the same stockholder filed a separate, related complaint, brought derivatively on behalf of the Company, in the Orange County Superior Court, against a brokerage firm involved in the Capital Insight matter. That suit, filed during the second quarter of 1996, has been removed to federal court, but is to be consolidated with the prior derivative suit for purposes of the proposed settlement described below.

         In August 1996, the Company and other parties to the derivative suits described above executed agreements-in-principle to settle and dismiss the derivative suits. Under the proposed settlement, among other things, the Company will receive $2.5 million from the brokerage firm involved in processing the investments for Capital Insight and the Company will pay plaintiff's attorneys $450,000. The settlement is subject to execution of definitive settlement documents, approval by the Company's Board of Directors and final approval by the Court in the derivative suits. The impact of these agreements-in-principle will be recorded in the Company's financial statements when all the related contingencies have been removed.

         In January 1996, the Company filed suit, in Los Angeles federal court, against Mr. S. Jay Goldinger and Capital Insight, Inc. charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

         As has been reported in the public media, various government and regulatory agencies are, or have been, investigating the activities of Capital Insight and Mr. Goldinger. The Company is cooperating in such a formal fact-finding investigation by the Securities and Exchange Commission including, as part of a broader investigation concerning Mr. Goldinger and Capital Insight, inquiries and requests for information pertaining to the Company's investments and dealings with Mr. Goldinger and Capital Insight, and the Company's accounting therefor.

         The Company does not maintain Directors and Officers liability insurance. However, under the terms of its articles of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


12. STOCKHOLDERS' EQUITY

         In March 1995, the Company completed a secondary public offering and sold 1,000,000 shares of its common stock at a price of $11.8125 per share. The net proceeds raised by the Company were approximately $10,970,000. In connection with the offering, certain outstanding warrants were exercised to purchase 2,875,310 shares of common stock at an aggregate exercise price of $2,717,000.

         In June 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation (the "Amendment") to increase the authorized Common Stock of the Company from 30 million, par value $.001, to 60 million, par value $.0005, and to effect a two-for-one stock split (the "Stock Split") of all outstanding common stock, options and warrants. The Amendment and Stock Split were effective June 18, 1996.

         Additionally, in June 1996, the Company's stockholders approved the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Under the terms of the Directors Plan, 200,000 shares of Common Stock have been reserved for issuance to non-employee members of the Board. Following the 1996 Annual Meeting, initial options to purchase 20,000 shares of the Company's Common Stock were granted to each non-employee director who had not previously received any stock option grants from the Company. Beginning with the 1997 Annual Meeting, an option to purchase an additional 10,000 shares of Common Stock will be granted to each individual who is to continue to serve as a non-employee Board member. There is no limit to the number of such 10,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service. Each option will have an exercise price per share equal to 100% of the fair market value per share of Common Stock on the option grant date and a maximum term of ten years measured from the option grant date. Initial option grants vest over four years and additional option grants vest over one year. The term of the Directors Plan is ten years.

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



RESULTS OF OPERATIONS (quarter and six months ended June 30, 1996, compared to quarter and six months ended June 30, 1995)

         All share and per share amounts have been adjusted to reflect the two-for-one stock split effective June 18, 1996.

REVENUES

         Revenues for the quarter ended June 30, 1996, increased $23.3 million or 97% as compared with the 1995 quarter. Product revenues increased $23.7 million, offset by a decrease in royalty income of $420,000. The increase in product revenue was primarily due to a 128% increase in the unit sales volume of the Company's HiGain product. Increases in the unit sales volume of the Company's PG-2 and Campus products, 68% and 37%, respectively, also contributed to the increased product revenue. These increases were partially offset by declines in the average sales prices of HiGain and Campus products.

         Revenues for the six months ended June 30, 1996, increased $44.8 million or 104%, over the six month period in the prior year. This increase in revenues consisted of increases in product revenues of $45.3 million and decreases in royalty income of $522,000. The increase in product revenue was primarily due to a 141% increase in the unit sales volume of the Company's HiGain product. A less significant portion of the increase was attributed to 71% and 63% increases in unit sales volume of the Company's PG-2 and Campus products, respectively. These increases were partially offset by declines in the average sales prices of HiGain and Campus products.

         The decrease in royalty income was due to a reduction in royalty fees generated by Alcatel for the use of the Company's HDSL technology as a result of the renegotiation and termination of its agreement with Alcatel in the fourth quarter of 1995. As part of terminating the agreement, the Company granted royalty-free licenses of current company technology to Alcatel and Alcatel granted a royalty-free license of its network management software to the Company. The agreement also reduced the royalty rate for standalone T1 products which incorporate the Company's HDSL technology being sold by Alcatel. Consequently, technology licensing fees and royalty income will continue to decline in the future.

GROSS PROFIT

         Gross profit represents total revenues for a period, including technology fees and royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures. Gross profit increased $11.2 million or 98% and $20.8 million or 100% for the quarter and six months ended June 30, 1996, as compared with the prior year periods. This growth in gross profit was principally attributed to the increase in the Company's revenues.

         As a percentage of revenues, gross profit was 48% for the quarter and six month period ended June 30, 1996 compared to 48% and 49% for the quarter and six month period, respectively, in 1995. Gross profit has remained consistently strong despite reductions in the average selling prices of the Company's products primarily because of the Company's emphasis on cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in production volume.

         The Company expects that increased competition will continue to place downward pressure on the average selling prices of its existing products. Declining average selling prices may adversely affect gross product margins on the Company's existing products if the Company is unable to fully offset such price reductions by reductions in the Company's per unit cost. The Company's ability to mitigate future declines in its gross product margin will depend in part upon its ability to introduce and sell new products with higher gross product margins and further reduce its per unit costs.

OPERATING EXPENSES

         In order to support the growth of its business, the Company significantly expanded its levels of operations in all areas. Accordingly, operating expenses increased $4.5 million, or 67%, for the three months ended June 30, 1996 as compared with the same period in the prior year. For the six month period, operating expenses increased $9.0 million or 75%. Costs relating to the addition of personnel represented approximately 42% and 46% of these increases. However, as a percentage of revenues, operating expenses decreased to 24% in the 1996 periods from 28% in 1995.

         Research and development expense increased $1.6 million or 56% and $3.3 million or 70%, respectively, for the quarter and six months ended June 30, 1996, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel, depreciation on additions of capital equipment, and prototype expenditures associated with new products. In addition, the 1996 periods include expenses related to the Company's Raleigh, North Carolina design center, which was established in the fourth quarter of 1995. Research and development expense as a percentage of revenues was 10% and 9% in the 1996 quarter and six month period, respectively, compared to 12% and 11% in 1995. The Company plans to continue to expend at least 9% of its revenues on new product development, product enhancements and continuing efforts toward product cost reductions.

         Selling and marketing expense increased $2.1 million or 96% and $4.0 million or 98%, respectively, for the quarter and six months ended June 30, 1996, as compared with the same periods in the prior year. Additional sales and marketing support personnel, commissions, advertising, trade show and travel costs primarily accounted for the increase in expenditures. Selling and marketing expense as a percentage of revenues was 9% in the 1996 quarter and six month period compared to 9% and 10% in the corresponding 1995 periods.

         General and administrative expense increased $780,000 or 48% and $1.7 million or 54%, respectively, for the quarter and six months ended June 30, 1996, as compared with the same periods in the prior year. These increases were primarily due to increases in personnel associated costs, increased legal fees, consulting fees related to upgrading the Company's information system capabilities and an overall increase in the level of purchasing associated with general supplies and non-capitalized equipment.

INCOME FROM OPERATIONS

         As a result of the above, income from operations for the quarter ended June 30, 1996 increased 142% to $11.4 million, compared to $4.7 million for the 1995 quarter. Income from operations for the six months ended June 30, 1996 increased 133% to $20.8 million, compared to $8.9 million for the first half of 1996. As a percentage of revenues, income from operations was 24% for the quarter and six month period in 1996, compared to 20% and 21% in the respective 1995 periods.

INTEREST AND OTHER INCOME, NET

         Net interest income increased to $406,000 and $1.7 million for the three and six months ended June 30, 1996, respectively, from $488,000 and $1.0 million in the corresponding 1995 periods. These increases resulted primarily from higher average cash levels available for investment, aided by the Company's March 20, 1995 secondary stock offering. There was no interest expense during the first half of 1996 or 1995.

GAIN ON INVESTMENTS

         During the quarter and six months ended June 30, 1995, gains from the sale of investments were $258,000 and $358,000 respectively. There were no corresponding investment sales during 1996.

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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company has amended its quarterly reports for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses.

PROVISION FOR INCOME TAXES

         The provision for income taxes for the three and six months ended June 30, 1996, was $4.7 million and $8.6 million, respectively, compared to $1.4 million and $3.2 million for the three and six months ended June 30, 1995. The Company did not record any tax benefit from its unusual trading losses in 1995. The Company's effective rate increased to 38% in 1996 from 34% and 35% in the 1995 quarter and six month period, respectively, as tax credits and tax-free interest income represented a smaller proportion of total pre-tax income as a result of the earnings growth. The Company expects to maintain its tax rate at 38% for the remainder of 1996.


NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

         As a result of the above, net income for the three months ended June 30, 1996 was $7.6 million, compared to net loss of $22.8 million in 1995. Without the unusual trading loss, net income for the second quarter of 1995 would have been $3.6 million. Net income for the first six months of 1996 was $13.8 million, compared a loss of $19.6 million in the first half of 1995. Without the unusual trading loss, net income for the first half of 1995 would have been $6.7 million.

         Earnings per share for the three and six months ended June 30, 1996 were $0.21 and $0.39, respectively, compared to losses of $0.76 and $0.70 for the quarter and first half of 1995. Without the unusual trading loss, net income for the second quarter and first half of 1995 would have been $0.11 and $0.21, respectively.

         The weighted average number of common and common equivalent shares outstanding was 36.0 million and 29.8 million for the three months ended June 30, 1996 and 1995, respectively. The weighted average number of common and common equivalent shares outstanding was 35.7 million and 28.1 million for the first half of 1996 and 1995, respectively. The increase in common and common equivalent shares was primarily attributable to the issuance of 1,000,000 shares in the Company's secondary offering in March 1995 which were outstanding for the entire 1996 quarter, the granting of options to key employees of the Company, and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1996 over 1995.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company had $81.3 million in cash, cash equivalents and short-term investments and $102.9 million in working capital. These figures represent an increase of $25.5 million in cash, cash equivalents and short-term investments and $18.2 million in working capital over the year ending December 31, 1995. These increases were primarily attributable to cash generated from operations of $18.7 million (net of capital expenditures of approximately $3.4 million), the receipt of a Federal income tax refund of $6.9 million and $3.2 million from the exercise of stock options, offset by $3.3 million used for the purchase of long-term investments. The increase in the Company's accounts receivable to $17.3 million at June 30, 1996, compared to $13.0 million at December 31, 1995, was primarily reflective of higher revenue levels. Accounts receivable days outstanding were 34 at June 30, 1996 and December 31, 1995. The increase in inventory to $29.9 million at June 30, 1996, compared to $22.5 million at December 31, 1995, was due to increased stocking and production levels to support future shipments. The Company has historically maintained relatively high levels of inventory. However, annualized inventory turnover increased to 3.1 times for the six month period ended June 30, 1996, compared to 1.9 times for the first half of 1995.

         Capital expenditures decreased by $490,000 in the six month period ended June 30, 1996 compared to the 1995 period. The higher levels in 1995 were primarily due to tenant improvements at the Company's Tustin facility and the purchase of software and equipment to upgrade its information system capabilities.

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at prime (8.25% at June 30, 1996). At June 30, 1996, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at June 30, 1996. The agreement expires May 1, 1997.

         During the second quarter of 1996, the Company made investments in Sourcecom Corporation ("Sourcecom") and E/O Networks ("E/O") of $273,000 and $3.0 million, respectively. Sourcecom, of Valencia, California, designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. Hayward, California-based E/O supplies low-density fiber optic access equipment to public carriers worldwide. Both investments were made with internally generated funds.

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

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.


Item 1.  Legal Proceedings


         As previously reported in the Company's Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 28, 1996, in January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Mr. S. Jay Goldinger and Capital Insight, Inc., a third party investment advisor. This suit arises out of losses incurred by the Company in 1995 of approximately $15.8 million in connection with the losses through unauthorized trading of investments made by Mr. Goldinger and Capital Insight on the Company's behalf. The derivative complaint alleges causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The complaint seeks in excess of $15.8 million in damages and legal fees and expenses in connection with the loss by the Company of the funds it provided to Mr. Goldinger and Capital Insight. The suit was filed in Superior Court of the State of California, County of Orange.

         During the second quarter of 1996, this same stockholder filed derivatively on behalf of the Company, a separate, related complaint in Orange County Superior Court, against a brokerage firm involved in the Capital Insight matter. This suit has been removed to federal court, but is to be consolidated with the prior derivative suit for purposes of the proposed settlement described below.

         In August 1996, the Company and other parties to the derivative suits described above executed agreements-in-principle to settle and dismiss the derivative suits. Under the proposed settlement, among other things, the Company will receive $2.5 million from a brokerage firm involved in the Capital Insight matter and the Company will pay plaintiff's attorneys $450,000. The settlement is subject to execution of definitive settlement documents, approval by the Company's Board of Directors and final approval by the Court in the derivative suits.

         As has been reported in the public media, various government and regulatory agencies are, or have been, investigating the activities of Capital Insight and Mr. S. Jay Goldinger. The Company is cooperating in such a formal fact-finding investigation by the Securities and Exchange Commission including, as part of a broader investigation concerning Mr. Goldinger and Capital Insight, inquiries and requests for information pertaining to the Company's investments and dealings with Mr. Goldinger and Capital Insight, and the Company's accounting therefor.

Item 2.  Changes in Securities


         At the Annual Meeting of Stockholders held on June 12, 1996, the stockholders approved a two-for-one stock split that changed each issued share of Common Stock, par value $.001, into two shares of Common Stock, par value $.0005, by way of a 100% stock dividend. See
         Item 4 below.

Item 3.  Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders


         At the Annual Meeting of Stockholders held on June 12, 1996, the stockholders:

         - elected three directors to serve until the 1999 Annual Meeting;

         - approved the 1996 Non-Employee Directors Stock Option Plan;

         - approved the proposal to amend the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company from thirty million (30,000,000) shares, par value $.001 per share, to sixty million (60,000,000) shares, par value $.0005 per share, and to effect a two-for-one stock split; and

         - approved the selection of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 1996.

         Results of the voting are shown below:

         TO ELECT THE FOLLOWING DIRECTORS TO SERVE FOR A TERM OF THREE YEARS:

                                               Votes For          Votes Withheld
                                         --------------------  -------------------
                  Charles S. Strauch          12,486,672              62,865
                  Robert C. Hawk              12,528,666              20,871
                  Robert A. Hoff              12,529,341              20,196

          TO APPROVE THE ADOPTION OF THE 1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN:

                           For                  Against               Abstain
                  ---------------------  ---------------------  ---------------------
                        7,620,559              4,803,697               76,041

          TO APPROVE THE PROPOSAL TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE AUTHORIZED COMMON STOCK OF THE COMPANY FROM THIRTY MILLION (30,000,000) SHARES, PAR VALUE $.001, TO SIXTY MILLION (60,000,000) SHARES, PAR VALUE $.0005 PER SHARE, AND TO EFFECT A TWO-FOR-ONE STOCK SPLIT:

                           For                  Against               Abstain
                  ---------------------  ---------------------  ---------------------
                       12,399,178               34,197                 64,922

          TO APPROVE THE SELECTION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITOR FOR THE FISCAL YEAR ENDING DECEMBER 1996:

                           For                  Against               Abstain
                  ---------------------  ---------------------  ---------------------
                        12,472,684               2,645                 74,208

Item 5.  Other Information

         None.


Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits:

                   10.37 Lease Agreement dated May 30, 1996 between the Registrant and Parker-Raleigh Development XXIII, Limited Partnership

                  *10.38 PairGain Technologies, Inc. 1996 Non-Employee Directors Stock Option Plan

                 **10.39 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

                   11.1   Calculation of Per Share Earnings

                   27.1   Financial Data Schedule

          ----------------

            * Incorporated herein by reference to Exhibit number 99-1 of Form S-8 Registration Statement as filed with the Commission on July 23, 1996

            ** Incorporated herein by reference to Appendix A of Proxy Statement for the Annual Meeting of Stockholders to be held June 12, 1996 as filed with the Commission on May 9, 1996

         (B)  Reports filed on Form 8-K during the period:

              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.




                                           PairGain Technologies, Inc.
                                    ------------------------------------------
                                                 (Registrant)





Date:     August 13, 1996                   /S/ Charles W. McBrayer
     --------------------------     ------------------------------------------
                                              Charles W. McBrayer
                                    Vice President, Finance and Administration
                                            Chief Financial Officer
                                           (Duly Authorized Officer)





Date:     August 13, 1996                     /S/ Robert R. Price
     --------------------------     ------------------------------------------
                                                Robert R. Price
                                              Corporate Controller
                                           (Chief Accounting Officer)