Form 10-Q
period 1996-09-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1996-11-08
CIK 910032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1996


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

THERE WERE 31,684,972 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.0005 PER SHARE OUTSTANDING ON SEPTEMBER 30, 1996.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
 Part I  Financial Information

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets
                   at September 30, 1996 and December 31, 1995               3

                 Condensed Consolidated Statements of Income for the
                   quarters and nine months ended September 30, 1996         4
                   and 1995

                 Condensed Consolidated Statements of Cash Flows
                   for the nine months ended September 30, 1996 and 1995     5

                 Notes to Condensed Consolidated Financial Statements        6

     Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of Operations         15

 Part II.  Other Information

     Item 1.     Legal Proceedings                                          21

     Item 2.     Changes in Securities                                      21

     Item 3.     Defaults upon Senior Securities                            21

     Item 4.     Submission of Matters to a Vote of Security Holders        21

     Item 5.     Other Information                                          21

     Item 6.     Exhibits and Reports on Form 8-K                           21

 Signatures                                                                 22

                                 PART I: ITEM 1

                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30,     DECEMBER 31,
                                                          1996             1995
                                                       ---------        ---------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                            $  39,828        $  24,576
  Short-term investments (Note 3)                         51,283           31,149
  Accounts receivable                                     20,692           13,044
  Inventories (Note 4)                                    33,537           22,522
  Other current assets and deferred taxes                  4,686            4,870
                                                       ---------        ---------
Total current assets                                     150,026           96,161

Property and equipment, net (Note 5)                       9,354            6,402
Note receivable (Note 6)                                   2,708            2,708
Long-term investments (Note 7)                             3,544               --
Other assets                                                  73               55
                                                       ---------        ---------
Total assets                                           $ 165,705        $ 105,326
                                                       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities       $  31,465        $  11,395
  Bank line of credit (Note 8)                                --               --
                                                       ---------        ---------
Total current liabilities                                 31,465           11,395
Stockholders' equity (Notes 1 and 12):
  Preferred stock, $.001 par value:
   Authorized shares - 2,000,000; Issued
      and outstanding shares - None                           --               --
  Common stock, $.0005 par value:
   Authorized shares - 60,000,000; Issued and
      outstanding shares 31,684,972 and
      30,354,534 at September 30, 1996 and
      December 31, 1995, respectively                         16               15
  Additional paid-in capital                             104,564           87,175
  Deferred compensation                                      (16)             (82)
  Unrealized gain on marketable securities                    27               67
  Retained earnings                                       29,649            6,756
                                                       ---------        ---------
Total stockholders' equity                               134,240           93,931
                                                       ---------        ---------
Total liabilities and stockholders' equity             $ 165,705        $ 105,326
                                                       =========        =========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                QUARTER ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                             1996          1995          1996           1995
                                           -------       -------       --------       --------
Revenues                                   $54,609       $29,602       $142,359       $ 72,599
Cost of revenues                            28,469        15,834         74,515         37,958
                                           -------       -------       --------       --------
Gross profit                                26,140        13,768         67,844         34,641
                                           -------       -------       --------       --------
Operating expenses:
  Research and development                   5,000         2,804         13,096          7,565
  Sales and marketing                        4,686         2,736         12,768          6,827
  General and administrative                 2,596         1,769          7,347          4,857
                                           -------       -------       --------       --------
Total operating expenses                    12,282         7,309         33,211         19,249
                                           -------       -------       --------       --------
Income from operations                      13,858         6,459         34,633         15,392

Interest and other income, net                 865           426          2,524          1,500
Gain on investments                             --            56             --            415
Unusual gain (loss) due to
 unauthorized trading of
 investments by third parties
 (Note 9)                                       --         1,660             --        (25,114)
                                           -------       -------       --------       --------
Income (loss) before income                 14,723         8,601         37,157         (7,807)
taxes
Provision for income taxes
(Note 10)                                    5,654         2,436         14,268          5,642
                                           -------       -------       --------       --------
Net income (loss)                          $ 9,069       $ 6,165       $ 22,889       $(13,449)
                                           =======       =======       ========       ========
PER SHARE DATA (Note 1):
Earnings (loss) per share                  $  0.25       $  0.18       $   0.64       $  (0.47)
                                           =======       =======       ========       ========
Weighted average number of
 common and common equivalent shares        36,368        34,102         35,893         28,730
                                           =======       =======       ========       ========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                          1996            1995
                                                        --------        --------
Cash flows from operating activities:
Net income (loss)                                       $ 22,889        $(13,449)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                           3,276           2,856
   Gain on investments                                        --            (415)
   Unusual loss due to unauthorized trading of
     investments by third parties                             --          25,114
Change in operating assets and liabilities:
   Accounts receivable                                    (7,648)         (1,500)
   Inventories                                           (11,015)         (4,935)
   Other current assets                                      203             435
   Other assets                                              (18)            (42)
   Accounts payable and other current liabilities         25,280             331
   Federal income tax refund (Note 10)                     6,900              --
                                                        --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 39,867           8,395
                                                        --------        --------
Cash flows from investing activities:
Net purchases of short-term investments                  (20,873)         (3,412)
Purchases of property and equipment                       (5,484)         (5,064)
Purchases of  long-term investments                       (3,544)             --
Issuance of note receivable  (Note 6)                         --          (1,354)
                                                        --------        --------
NET CASH USED IN INVESTING ACTIVITIES                    (29,901)         (9,830)
                                                        --------        --------
Cash flows from financing activities:
Payments on bank line of credit                               --          (1,000)
Proceeds from issuance of common stock                     5,286          14,669
                                                        --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,286          13,669
                                                        --------        --------
Increase in cash and  cash equivalents                    15,252          12,234
Cash and cash equivalents at beginning of period          24,576             711
                                                        --------        --------
Cash and cash equivalents at end of period              $ 39,828        $ 12,945
                                                        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                           $     --        $     18
                                                        ========        ========
Income tax paid                                         $    149        $  5,028
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

INTERIM PERIOD ACCOUNTING POLICIES

      In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1996, and consolidated results of operations for the three and nine months ended September 30, 1996, and September 30, 1995, and cash flows for the nine months ended September 30, 1996, and September 30, 1995. Results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of results to be expected for the full year ending December 31, 1996.

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

STOCK SPLIT

      All share and per share amounts have been adjusted to reflect the two-for-one stock split, effective June 18, 1996, for all periods presented (See
Note 12).

STATEMENT OF CASH FLOWS

      During the nine months ended September 30, 1996, the Company recorded noncash tax benefits from exercises of common stock options aggregating $12.1 million.

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

      Revenues from HiGain products represented approximately 81% and 76% of the Company's total revenues for the nine months ended September 30, 1996 and 1995, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

3.  SHORT-TERM INVESTMENTS

      Short-term investments as of September 30, 1996 and December 31, 1995 are summarized as follows:

                                             GROSS         GROSS
                                           UNREALIZED    UNREALIZED     FAIR
                                   COST      GAINS         LOSSES       VALUE
                                 -------   ----------    ----------    -------
                                                    (IN THOUSANDS)
        SEPTEMBER 30, 1996
           Municipal bonds       $51,239      $104           $(60)     $51,283

        DECEMBER 31, 1995
           Municipal bonds       $31,042      $107           $ --      $31,149

      There were no net realized gains for the three and nine months ended September 30, 1996, compared to net realized gains of $56,000 and $415,000, respectively, for the corresponding 1995 periods. During the three and nine months ended September 30, 1995, the Company also realized a $1.7 million gain and a $25.1 million loss, respectively, due to unauthorized trading of investments by third parties (See Note 9). Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity were $27,000 at September 30, 1996 and $67,000 at December 31, 1995.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

      The amortized cost and estimated fair value of investments at September 30, 1996 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                                      COST      FAIR VALUE
                                                    -------     ----------
                                                      (IN THOUSANDS)
       Due in one year or less                      $20,696       $20,764
       Due after one year through three years        30,543        30,519
                                                    -------       -------
                                                    $51,239       $51,283
                                                    =======       =======

4.  INVENTORIES

      Inventories consist of the following:

                                           SEPTEMBER 30,        DECEMBER 31,
                                                1996                1995
                                           -------------        ------------
                                                      (IN THOUSANDS)
       Raw materials                          $12,537             $ 4,987
       Work in process                          7,964               9,693
       Finished goods                          13,036               7,842
                                              -------             -------
                                              $33,537             $22,522
                                              =======             =======

5.  PROPERTY AND EQUIPMENT

      Property and equipment consist of:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                    1996             1995
                                               -------------     ------------
                                                      (IN THOUSANDS)
       Furniture and fixtures                     $   174          $    50
       Machinery and equipment                     14,815            9,722
       Leasehold improvements                       1,378            1,111
                                                  -------          -------
                                                   16,367           10,883
       Less accumulated depreciation and
       amortization                                 7,013            4,481
                                                  -------          -------
                                                  $ 9,354          $ 6,402
                                                  =======          =======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

6.  NOTE RECEIVABLE

      In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Valencia, California ("Sourcecom"). Sourcecom develops, manufactures and markets next generation access networking products. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.25% at September 30, 1996), payable monthly, with the principal balance due July 1999.

7.  LONG-TERM INVESTMENTS

      In April 1996, the Company purchased approximately 150,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000. In September 1996, the Company purchased approximately 321,000 shares of Sourcecom's Common Stock for an aggregate of $271,000. Shares purchased have been adjusted to reflect Sourcecom's two-for-one stock split, effective September 24, 1996.

      In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million.

      These investments are accounted for using the cost method.

8.  BANK LINE OF CREDIT

      The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at prime (8.25% at September 30, 1996). At September 30, 1996, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at September 30, 1996. The agreement expires May 1, 1997.

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

11.  CONTINGENCIES

      In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Mr. S. Jay Goldinger and Capital Insight, Inc., a third party investment advisor. This suit arose out of losses incurred by the Company in 1995 of approximately $15.8 million in connection with the losses through unauthorized trading of investments made by Mr. Goldinger and Capital Insight on the Company's behalf (see Note 9, above, for a description of such losses). The derivative complaint alleged causes of action for breach of fiduciary duty, abuse of control,

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

constructive fraud, gross mismanagement and waste of corporate assets. The complaint sought in excess of $15.8 million in damages and legal fees and expenses in connection with the loss by the Company of the funds it provided to Mr. Goldinger and Capital Insight. The suit was filed in Superior Court of the State of California, County of Orange. Additionally, the same stockholder filed a separate, related complaint, brought derivatively on behalf of the Company, in the Orange County Superior Court, against a brokerage firm involved in the Capital Insight matter.

      In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. Under the proposed settlement, among other things, the Company will receive $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and the Company will pay plaintiff's attorneys $450,000. The settlement is subject to final approval by the Court, and a hearing is scheduled at 3:30 p.m. on November 19, 1996 for that purpose. The impact of the proposed settlement will be recorded in the Company's financial statements when approved and all related contingencies have been removed.

      In January 1996, the Company filed suit, in Los Angeles federal court, against Mr. S. Jay Goldinger and Capital Insight, Inc. charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

      As has been reported in the public media, various government and regulatory agencies (including the Securities and Exchange Commission and U.S. Attorney) are, or have been, investigating the activities of Capital Insight and Mr. Goldinger, including transactions with the Company, and the Company's accounting therefor.

      The Company does not maintain Directors and Officers liability insurance. However, under the terms of its certificate of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters.

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

      Additionally, in June 1996, the Company's stockholders approved the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Under the terms of the Directors Plan, 200,000 shares of Common Stock have been reserved for issuance to non-employee members of the Board. Following the 1996 Annual Meeting, initial options to purchase 20,000 shares of the Company's Common Stock were granted to each non-employee director who had not previously received any stock option grants from the Company. Beginning with the 1997 Annual Meeting, an option to purchase an additional 10,000 shares of Common Stock will be granted to each individual who is to continue to serve as a non-employee Board member. There is no limit to the number of such annual 10,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service during the term of the Directors Plan. Each option will have an exercise price per share equal to 100% of the fair market value per share of Common Stock on the option grant date and a maximum term of ten years measured from the option grant date. Initial option grants vest over four years and additional option grants vest over one year. The term of the Directors Plan is ten years.

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


RESULTS OF OPERATIONS (quarter and nine months ended September 30, 1996, compared to quarter and nine months ended September 30, 1995)

      All share and per share amounts have been adjusted to reflect the two-for-one stock split effective June 18, 1996.

REVENUES

      Revenues for the quarter ended September 30, 1996, increased $25.0 million or 84% as compared with the 1995 quarter. Product revenues increased $25.4 million, offset by a decrease in royalty income of $381,000. The increase in product revenue was primarily due to a 105% increase in the unit sales volume of the Company's HiGain product. Increases in the unit sales volume of the Company's PG-2 and Campus products, 78% and 106%, respectively, also contributed to the increased product revenue. These increases were partially offset by declines in the average sales prices of all three product lines.

      Revenues for the nine months ended September 30, 1996, increased $69.8 million or 96%, over the nine month period in the prior year. This increase in revenues consisted of increases in product revenues of $70.7 million and decreases in royalty income of $903,000. The increase in product revenue was primarily due to a 109% increase in the unit sales volume of the Company's HiGain product. A less significant portion of the increase was attributed to 73% and 63% increases in unit sales volume of the Company's PG-2 and Campus products, respectively. These increases were partially offset by declines in the average sales prices of HiGain and Campus products.

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

GROSS PROFIT

      Gross profit represents total revenues for a period, including technology fees and royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures. Gross profit increased $12.4 million or 90% and $33.2 million or 96% for the quarter and nine months ended September 30, 1996, as compared with the prior year periods. This growth in gross profit was principally attributed to the increase in the Company's revenues.

      As a percentage of revenues, gross profit was 48% for the quarter and nine month period ended September 30, 1996 compared to 47% and 48% for the quarter and nine month period, respectively, in 1995. Gross profit has remained consistently strong despite reductions in the average selling prices of the Company's products primarily because of the Company's emphasis on cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in production volume.

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

OPERATING EXPENSES

      In order to support the growth of its business, the Company significantly expanded its levels of operations in all areas. Accordingly, operating expenses increased $5.0 million, or 68%, for the three months ended September 30, 1996 as compared with the same period in the prior year. For the nine month period, operating expenses increased $14.0 million or 73%. Costs relating to the addition of personnel represented approximately 54% and 50%, respectively, of these increases over the three and nine month periods. However, as a percentage of revenues, operating expenses decreased to 23% in the 1996 periods from 25% and 27% for the quarter and nine months, respectively, in 1995.

      Research and development expense increased $2.2 million or 78% and $5.5 million or 73%, respectively, for the quarter and nine months ended September 30, 1996, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel and prototype expenditures associated with new products. In addition, the 1996 periods include expenses related to the Company's Raleigh, North Carolina design center, which was established in the fourth quarter of 1995. Research and development expense as a percentage of revenues was 9% for the quarter and nine month period in 1996, compared to 9% and 10%, respectively, for the corresponding periods in 1995. The Company plans to continue to expend at least 9% of its revenues on new product development, product enhancements and continuing efforts toward product cost reductions.

      Selling and marketing expense increased $2.0 million or 71% and $5.9 million or 87%, respectively, for the quarter and nine months ended September 30, 1996, as compared with the same periods in the prior year. Additional sales and marketing support personnel, commissions, advertising, trade show and travel costs primarily accounted for the increase in expenditures. Selling and marketing expense as a percentage of revenues was 9% in 1996 and 1995.

      General and administrative expense increased $827,000 or 47% and $2.5 million or 51%, respectively, for the quarter and nine months ended September 30, 1996, as compared with the same periods in the prior year. These increases were primarily due to increases in personnel associated costs, increased legal fees, consulting fees related to upgrading the Company's information system capabilities and an overall increase in the level of purchasing associated with general supplies and non-capitalized equipment. General and administrative expense as a percentage of revenues was 5% in the 1996 quarter and nine month period compared to 6% and 7%, respectively, in the corresponding 1995 periods.

INCOME FROM OPERATIONS

      As a result of the above, income from operations for the quarter ended September 30, 1996 increased 115% to $13.9 million, compared to $6.5 million for the 1995 quarter. Income from operations for the nine months ended September 30, 1996 increased 125% to $34.6 million, compared to $15.4 million for the first nine months of 1996. As a percentage of revenues, income from operations was 25% and 24%, respectively, for the quarter and nine months in 1996, compared to 22% and 21% in the respective 1995 periods.

INTEREST AND OTHER INCOME, NET

      Net interest income increased to $865,000 and $2.5 million for the three and nine months ended September 30, 1996, respectively, from $426,000 and $1.5 million in the corresponding 1995 periods. These increases resulted primarily from higher average cash levels available for investment. There was no interest expense during the first nine months of 1996 or 1995.

GAIN ON INVESTMENTS

      During the quarter and nine months ended September 30, 1995, gains from the sale of investments were $56,000 and $415,000, respectively. There were no corresponding investment sales during 1996.

UNUSUAL GAIN (LOSS) DUE TO UNAUTHORIZED TRADING BY THIRD PARTIES

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

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three and nine months ended September 30, 1996, was $5.7 million and $14.3 million, respectively, compared to $2.4 million and $5.6 million for the three and nine months ended September 30, 1995. The Company did not record any tax benefit from its unusual trading gains or losses in 1995. The Company's effective rate increased to 38% in 1996 from 35% in the 1995 quarter and nine month period as tax credits and tax-free interest income represented a smaller proportion of total pre-tax income as a result of the earnings growth. The Company expects to maintain its tax rate at 38% for the remainder of 1996.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

      As a result of the above, net income for the three months ended September 30, 1996 was $9.1 million, compared to $6.2 million in 1995, or a 47% increase. Net income for the first nine months of 1996 was $22.9 million, compared to a loss of $13.4 million in the first nine months of 1995. Without the unusual trading gains and losses, net of tax, net income for the first nine months of 1995 would have been $11.3 million.

      Earnings per share for the three months ended September 30, 1996 were $0.25 compared to $0.18 for the 1995 quarter. Earnings per share for the nine months ended September 30, 1996 were $0.64 compared to a loss of $0.47 for the first nine months of 1995. Without the unusual trading gains and losses, earnings per share for the three and nine month periods in 1995 would have been $0.13 and $0.34, respectively.

      The weighted average number of common and common equivalent shares outstanding was 36.4 million and 34.1 million for the three months ended September 30, 1996 and 1995, respectively. The increase in common and common equivalent shares was primarily attributable to the granting of options to key employees of the Company and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1996 over 1995.

      The weighted average number of common and common equivalent shares outstanding was 35.9 million and 28.7 million for the first nine months of 1996 and 1995, respectively. The increase in common and common equivalent shares was primarily attributable to the issuance of 1,000,000 shares in the Company's secondary offering in March 1995 which were outstanding for the entire first quarter of 1996, the granting of options to key employees of the Company, and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1996 over 1995. In addition, due to the net loss for the nine month period in 1995, the weighted average common and common equivalent shares does not include outstanding options and warrants, as these would be anti-dilutive on the loss per share.

 LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1996, the Company had $91.1 million in cash, cash equivalents and short-term investments and $118.6 million in working capital. These figures represent an increase of $35.4 million in cash, cash equivalents and short-term investments and $33.8 million in working capital over the December 31, 1995 amounts. These increases were primarily attributable to cash generated from operations of $34.4 million (net of capital expenditures of $5.5 million) and $5.3 million from the exercise of stock options, offset by $3.5 million used for the purchase of long-term investments. The increase in the Company's accounts receivable to $20.7 million at September 30, 1996, compared to $13.0 million at December 31, 1995, was primarily reflective of higher revenue levels. Accounts receivable days outstanding were 35 at September 30, 1996 and 34 at December 31, 1995. The increase in inventory to $33.5 million at September 30, 1996, compared to $22.5 million at December 31, 1995, was due to increased stocking and production levels to support future shipments. The Company has historically maintained relatively high levels of inventory. However, annualized inventory turnover increased to 3.4 and 3.0 times for the quarter and nine month period ended September 30, 1996, compared to 3.0 and 2.4 times for the corresponding 1995 periods.

      Capital expenditures increased by $417,000 in the nine month period ended September 30, 1996 compared to the 1995 period. The higher levels in 1996 resulted primarily from greater expenditures on production test equipment.

      The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at prime (8.25% at September 30, 1996). At September 30, 1996, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at September 30, 1996. The agreement expires May 1, 1997.

      During 1996, the Company made investments in Sourcecom Corporation ("Sourcecom") and E/O Networks ("E/O") of $544,000 and $3.0 million, respectively. Sourcecom, of Valencia, California, develops, manufactures and markets next generation access networking products. Hayward, California-based E/O supplies low-density fiber optic access equipment to public carriers worldwide. Both investments were made with internally generated funds.

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

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.

Item 1.     Legal Proceedings

      As previously reported in Securities and Exchange Commission filings, the Company was involved in certain derivative suits. For a discussion of these suits and the proposed settlement thereof, see Notes 9 and 11 of Notes to Condensed Consolidated Financial Statements for the period ended September 30, 1996 and Exhibit 20.1, Notice to Company Shareholders of Hearing on Proposed Settlement of Derivative Action, Case No. 758117, filed herewith.

Item 2.     Changes in Securities
      None.

Item 3.     Defaults upon Senior Securities
      None.

Item 4. Submission of Matters to a Vote of Security Holders
      None.

Item 5.     Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (A) Exhibits:

            11.1  Calculation of Per Share Earnings

            20.1 Notice to Company Shareholders of Hearing on Proposed Settlement of Derivative Action, Case No. 758117

            27.1  Financial Data Schedule

       -----------

      (B) Reports filed on Form 8-K during the period:
         None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.





                                              PairGain Technologies, Inc.
                                         --------------------------------------
                                                     (Registrant)





  Date:          November 8, 1996               /S/ Charles W. McBrayer
                 ------------------      --------------------------------------
                                                  Charles W. McBrayer
                                              Vice President, Finance and
                                                    Administration
                                                Chief Financial Officer
                                               (Duly Authorized Officer)





  Date:          November 8, 1996                 /S/ Robert R. Price
                 ------------------      --------------------------------------
                                                    Robert R. Price
                                                 Corporate Controller
                                              (Chief Accounting Officer)