Form 10-K
period 1996-12-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1997-03-19
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM               TO
                                              -------------    -------------

                         COMMISSION FILE NUMBER 0-22202

                           PAIRGAIN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            33-0282809
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                 14402 FRANKLIN AVENUE, TUSTIN, CALIFORNIA 92780
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (714) 832-9922

--------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.0005 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                 ---------     ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Based on the closing sale price of Nasdaq National Market on January 31, 1997, the aggregated market value of the voting stock held by non affiliates of the registrant was $2,594,697,000. The number of shares outstanding of the registrant's common stock, $.0005 par value, was 64,527,013 on January 31, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 11, 1997, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS.

         PairGain Technologies, Inc. ("PairGain" or the "Company") is a leading provider of telecommunications products based on high-speed Digital Subscriber Line ("xDSL") technology. The Company designs, manufactures, markets and supports products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, high-speed Internet access, telecommuting, wide area networking and video conferencing.

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

     Acquisition-Related Risks

         The Company recently completed its first significant acquisition of another company. This acquisition will present the Company with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired company and managing separate geographic operations. The Company may make future acquisitions where it believes that it can acquire new products and channels of distribution or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high technology companies are inherently risky and no assurance can be given that the recent acquisition or any future acquisitions will be successful and will not adversely affect the Company's financial condition or results of operations.

     Average Sales Price Reductions

         Commencing in mid-1993, the Company began reducing the average sales prices of its HiGain(TM) products in an effort to increase market demand for its products and in anticipation of expected price competition. These reductions have been significant, representing a reduction of as much as 14% in 1996, 23% in 1995 and 40% in 1994. The Company expects to continue to reduce the average sales prices of its products, including its HiGain products, in future periods. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of HiGain products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average sales prices of the Company's HiGain products. Declining average sales prices may also adversely affect gross margins on the Company's HiGain products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit costs. There can be no assurance that the Company will be able to increase the unit sales volumes of its HiGain products, introduce and sell new products, reduce its per unit costs or maintain or increase revenues or margins attributable to such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products" and "--Competition."

     Product Concentration

         Revenues from HiGain products represented approximately 76% of the Company's total revenues in each of the years 1996, 1995 and 1994. The Company expects that revenues from HiGain products will continue to account for a majority of the Company's revenues for the foreseeable future, although there can be no assurance that the Company will be able to sustain recent levels of HiGain product sales. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products."

     Future Operating Results Subject to Fluctuation

         The Company's operating results may fluctuate in the future as a result of a number of factors, including the timing of orders from, and shipments to, major customers, the timing of new product announcements by the Company or its competitors, variations in the Company's sales channels or the mix of products it sells, changes in pricing policies by the Company's suppliers, the availability and cost of key components, the timing of personnel hirings, the market acceptance of new and enhanced versions of the Company's products and the timing of final product approvals from any of the Regional Bell Operating Companies ("RBOC's"). Further, the Company's expense levels are based in part on expectations of future revenues, and the Company has been significantly increasing and intends to continue to significantly increase operating expenditures and to increase inventories as it expands its levels of operations. The Company anticipates that the rate of new orders may vary significantly from month to month. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, operating expenses and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially future quarters, would be adversely affected.

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

         The Company's most significant domestic competitors are ADTRAN, Inc. ("ADTRAN") and ADC Telecommunications, which offer High-bit-rate Digital Subscriber Line ("HDSL") systems and have often competed with the Company on the basis of price. The Company may also face competition from the licensees of its own HDSL technology. Specifically, the Company and Alcatel Network Systems, Inc. ("Alcatel") have granted each other royalty-free cross licenses of current PairGain HDSL technology and Alcatel's current Network Management Software.

         Many companies have introduced or announced xDSL-based products, including both T1 and E1 products, including HDSL chips currently offered by Brooktree Corporation ("Brooktree"), the former supplier of the Company's SPAROW I chip, Level One Communications ("Level One") and Metalink. Other companies that offer xDSL-based products include Ascend, ADTRAN, Westel, Amati and Cisco. The Company also faces significant competition from providers of other technologies used by private network users to transmit information, including fiber and conventional repeatered T1 lines. The Company expects that additional companies will introduce competitive products in the future, and there can be no assurance that the Company will continue to compete successfully in the future. See "Business--Sales and Marketing and Customer Support" and "--Competition."

         All manufacturers of products based on HDSL technology face competition from fiber optic and conventional repeatered systems as alternate solutions for the delivery of T1, E1 and other high-bandwidth services to end users. As telephone companies continue to install fiber cable and conventional repeatered T1 systems to provide high-bandwidth service in local subscriber loops, the demand for HDSL products may decline. Further, the deployment of fiber to replace existing HDSL installations will result in the availability of those existing HDSL systems for installation elsewhere and may adversely affect future demand for HDSL products. See "Business--Industry Background" and "--Competition."

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

     Customer Concentrations

         Aggregate sales to local telephone companies affiliated with Bell Atlantic, BellSouth, NYNEX, Pacific Telesis, and SBC Communications (formerly Southwestern Bell) accounted for approximately 59%, 63% and 66% of the Company's total revenues for 1996, 1995 and 1994, respectively. As a result of the Company's dependence on its largest customers, the Company's future success will significantly depend upon the timeliness and size of future purchase orders, if any, from its largest customers, the product requirements of such customers, the financial and operational success of such customers, and in particular, the success of such customers' services deployed using the Company's products. The Company's sales to its largest customers have in the past fluctuated and may in the future fluctuate significantly from quarter-to-quarter and year-to-year. The loss of any such customer or the occurrence of any such sales fluctuations could have a material adverse effect on the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Customers."

     Dependence on New Markets and Technologies

         The Company is evaluating new applications of high-speed copper transmission technologies, is investing significant corporate resources in the development of Asymmetric Digital Subscriber Line ("ADSL") technology, and expects to devote significant additional resources to the development of other new technologies in the future. In addition, the Company does not expect to generate significant revenues from ADSL products in 1997, and there can be no assurance that the Company will ever generate significant revenues from ADSL products. There can be no assurance that such technologies will be viable or that markets for such technologies will develop. Any failure in the development of new markets and technologies could have a material adverse effect on the Company's business. "Business--Company Strategy" and "--Product Development."

     Rapid Technological Change and Dependence on New Products

         The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end user requirements and frequent new product introductions and enhancements. The introduction of xDSL products involving superior technologies or the emergence of alternative technologies or new industry standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability to continue, on a cost-effective and timely basis, to enhance its xDSL products, develop and introduce new products for the xDSL market and other markets, meet changing customer needs and achieve broad market acceptance for its products. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements, that the Company will be able to successfully develop and market new products or product enhancements or that such products or enhancement will achieve market acceptance. Any failure by the Company to anticipate or respond on a cost effective and timely basis to technological developments, changes in industry standards or end user requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business. Further, there are physical limits to the speed at which transmissions can travel over copper wire, and the Company's copper-based xDSL products will not be a viable solution for customers requiring service at performance levels beyond the limits of copper wire. See "Business--Company Strategy" and "--Product Development."

     Need to Generate International Sales

         To date, sales of the Company's products outside of the United States and Canada have been limited. The Company's ability to meet its objectives will require it to generate significant international sales in 1997 and beyond. International business is subject to risks in addition to those inherent in the Company's North American business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable and increased days sales outstanding. There can be no assurance that the Company will be able to generate significant international sales, or establish new strategic marketing relationships in the future. In addition, in the event the Company is successful in doing business outside of North America, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States and other international markets. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

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

     Management of Expanding Operations

         The Company has experienced a period of significantly expanding operations and headcount, which has placed, and will continue to place, a significant strain on the Company's personnel and other resources. The Company's ability to manage any future increases in the scope of its operations or headcount, should they occur, will depend on significant expansion of its manufacturing, research and development, marketing and sales, management and financial and administrative capabilities. The failure of the Company's management to effectively manage any expansion in its business could have a material adverse effect on the Company's business and results of operations.

     Reliance on Primary Manufacturing Facilities

         The Company historically conducted virtually all final assembly and final test functions at its manufacturing facility in Tustin, California. In 1996, the Company entered into an agreement to have its PG-2 products manufactured, on a turnkey basis, by Jabil Circuits at Jabil's St. Petersburg, Florida facility. Any extended interruption of operations at either of these facilities could have a material adverse effect on the Company's business and results of operations.

     Capital Requirements

         The Company's capital requirements will depend on many factors, including the levels at which the Company maintains inventory, the continued market acceptance of the Company's products, growth in unit sales volume of HiGain products, the extent to which the Company invests in new technology and improvements to its existing xDSL technology, the marketing expenditures associated with launching new products and maintaining a competitive position in the marketplace and the response of competitors to products based on the Company's technology. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders.

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

         The following diagram depicts the public telephone network infrastructure:

                           [DIAGRAM OF INFRASTRUCTURE]

         The quality of telephone service to end users is determined by the least reliable and slowest link in the network, and the traditional analog infrastructure was not designed to provide high-speed, high-data capacity service to end users. However, end users are increasingly demanding higher speed data transmission for applications such as Internet access, telecommuting, remote LAN (local area network) access, video conferencing and wide area networking, which includes communications among computers and telephone systems. Telephone service carriers are therefore facing increasing pressure to install digital telecommunications services in the "last mile." Digital transmission has distinct advantages over analog transmission, including increased speed, higher reliability and better quality. Installing digital service facilities also provides telephone companies worldwide with the foundation to offer their customers high-speed video and multimedia services. In addition, international carriers, especially those in developing countries where the copper wire infrastructure is less extensive, are facing a growing demand for digital service and are deploying it to provide multiple voice circuits (telephone lines) rather than the high-speed services requested in the United States.

         Competitive pressure from alternate carriers has further accelerated the telephone companies' deployment of digital service in the "last mile." Unlike public telephone companies, these alternate carriers are not required to provide universal service and instead may choose to serve only those customers with high demand for digital services, an important market targeted by the telephone companies due to the higher rates and increased usage associated with these services. By installing primarily fiber cable, these alternate carriers have provided short delivery intervals and high quality service, which has enabled them to compete effectively with the local telephone companies for these high demand customers. As a result of this competitive pressure, the telephone companies face an increased need to provide digital service approaching the quality of fiber optic cable quickly and efficiently.

         The basic building blocks of today's high-speed digital telecommunications networks in North America are T1 lines, which transmit data at 1.544 Mbps, the equivalent of 24 voice circuits for simple telephone service. E1 lines, the international functional equivalent of T1 lines, operate at 2.048 Mbps. Telephone companies are seeking cost effective methods of providing T1 service to meet customer demands for high-speed digital transmission. By providing T1 service, telephone companies can provide the means for increased customer usage which, in turn, expands the revenue base for these telephone companies. One way that telephone companies have installed T1 service has been to deploy fiber cable. However, deploying fiber cable in the "last mile" is capital and labor intensive, so it is only cost efficient if a number of T1 lines are requested in the particular subscriber loop. A fiber system may be capable of transporting from four to over one hundred T1 lines. The equipment required at a customer's premises alone can cost a few thousand dollars for a T1 fiber optic system with four lines to tens of thousands of dollars for higher capacity systems. In either case, significant additional costs are involved in installing fiber cable in existing conduit or burying new cable. Installing fiber cable in the "last mile" is also time consuming, often taking a carrier weeks or months to complete, depending on the location to which the fiber is deployed, the timeliness of the carrier's success in obtaining the necessary rights of way and the extent to which the existing conduit is obstructed or damaged.

         As an alternative to fiber deployment, telephone companies use repeatered T1 lines, which require them to "condition" the existing copper wires to meet T1 or E1 standards. Conditioning copper wires is accomplished through a time consuming, capital and labor intensive installation process, which involves the removal of bridged taps and the installation of repeaters. Repeaters are devices required about every 3,000 to 5,000 feet to regenerate the signal as it passes along the line. To condition existing copper wires, telephone company engineers must (i) identify which copper wires are to be used (only three to four pairs of wires in a single cable can be used due to "crosstalk," or interference, from other pairs of wires in the same cable), (ii) define where repeaters must be installed, (iii) allocate space in repeater housings and manholes for the necessary equipment and (iv) locate bridged taps (wire leads from previously disconnected lines) for removal. Technicians, following the design of the engineers, must then go to each location to remove the bridged taps, install the repeaters and add new repeater housings when needed. Next, each repeater span must be measured by the engineers to ensure that the intent of the design is achieved. The cost of installing a repeatered T1 line varies widely depending on the amount of conditioning that the copper wires require, including the number of repeaters that need to be installed. Generally, the cost of installing a repeatered T1 line on up to 12,000 feet of unconditioned copper wire can range from approximately $2,500 to $8,000. While often deployed as an alternative to fiber, the transmission error rates on repeatered T1 lines are significantly higher than fiber, which is particularly detrimental for certain data and video transmissions.

         In the late 1980s, Bellcore, the research and development entity jointly created and funded by the seven RBOCs for the development of new technologies, developed the parameters for HDSL technology as a high quality, but lower cost and more efficient method for installing T1 lines in the "last mile" on copper. HDSL utilizes high-speed digital signal processing technology to create a mathematical model of copper wire that allows the receiver to precisely compensate for the predictable distortion that the wire imparts on the digital signal sent from the distant end.

         The following diagram depicts a comparison of a conventional repeatered T1 line with an HDSL circuit:

                [COMPARISON DIAGRAM OF T1 LINE WITH HDSL CIRCUIT]

         The Company believes that HDSL technology offers a significant opportunity to meet end user demand for high-speed digital telecommunications services in the local subscriber loop. HDSL technology has a number of advantages over both fiber cable and conventional repeatered T1 systems, including lower installation costs and faster deployment time. There are, however, certain situations in which HDSL technology is disadvantaged relative to these alternative solutions. For example, if a number of T1 lines are requested at a single location, fiber cable provides the highest quality digital transmission and may be more cost effective to deploy. However, because HDSL technology utilizes the existing copper wire infrastructure, it can be deployed in one or two days instead of weeks or months. HDSL systems operate over copper wire without the removal of bridged taps and can tolerate crosstalk, resulting in reduced engineering design time and lower costs. HDSL systems also eliminate the need for repeaters, thereby reducing a carrier's initial capital expenditures and its subsequent maintenance costs for trouble shooting. HDSL provides higher quality digital transmission than repeatered copper and approaches the low error rate of fiber optic cable.

PAIRGAIN STRATEGY

         The Company pioneered the development of a very large scale integration ("VLSI") implementation of HDSL technology and is currently a leading provider of telecommunications products based on xDSL technology. The Company's strategy for expanding the market for its products consists of three primary elements:

    - Maintain Technology Leadership. The Company believes that it is a leader in xDSL technology and systems. The Company's engineering organization includes a core development team focused on applying digital signal processing ("DSP") techniques to telecommunications products. The Company leverages this core DSP expertise with an in-house VLSI design group that designs advanced VLSI components. The Company's in-house VLSI design group was the first to deliver an HDSL transceiver on a single chip (the SPAROW I chip). The Company believes that the close coordination between its VLSI design and product development teams enables it to reduce its time to market for new products. The engineering organization places the highest priority on maintaining the cost and feature competitiveness of the Company's HDSL product line through aggressive cost reduction and introduction of new additions to the HiGain product family. As an example, the Company's SPAROW II chip provides lower power consumption and lowers the individual device cost. The Company is also putting significant effort into Asymmetric Digital Subscriber Line ("ADSL"), a technology for higher speed transmission over copper wire. The Company believes that maintaining its leadership in technology for high-speed digital transmission over copper wire is critical to its ability to build and maintain strong relationships with the RBOCs and other customers and to achieve leadership in new markets.

    - Leverage Core Technologies Into New Applications. The Company has developed its Campus product line based upon the same core HDSL technology utilized in the Company's HiGain products, which it markets to private network users such as universities, hospitals, military bases, corporate complexes and other campus environments. In addition, potential demand for the delivery of advanced communication services to residential and business customers, including high-speed Internet access, advanced video services such as pay-per-view movies, interactive video games, educational video and many other on-demand services, may present a significant new market opportunity for products incorporating the Company's DSP and copper transmission expertise. See "-- Products" and "-- Product Development."

    - Develop OEM Opportunities. The Company intends to pursue opportunities to provide products and chipsets to manufacturers of telecommunications and data communications equipment. The Company believes that it can provide added value to third-party products through higher levels of integration with other elements of wide area networking infrastructures, such as bridges, routers and multiplexers. The Company also believes an opportunity exists to utilize its xDSL technology to connect local wireless communication systems to local subscriber loops.

PRODUCTS

     Core Technology

         The core technology for the Company's HiGain and Campus product lines is based on HDSL and was developed from the Company's dual core competencies in digital signal processing and microelectronics. HDSL allows the transmission and receipt of digital data at high speed (768 kbps) on a single twisted pair of copper wires to attain an aggregate bidirectional bit rate of 1.544 Mbps, the standard T1 rate, over two twisted pairs of copper wires. HDSL permits the delivery of an outbound signal on the same pair of wires on which the return signal is received. The transmitted signal is canceled by the receiver by precisely predicting the amount of signal "echo" and subtracting it from the overall input signal. HDSL-based products tolerate crosstalk and operate not only on continuous unobstructed pairs of wires, but also on cables with mixed wire gauges and bridged taps.

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

     HiGain Systems

         The Company's HiGain systems are used by telephone companies to (i) provide a T1 or fractional T1 link between the central office and a carrier's remote hub and (ii) provide T1 or fractional T1 service in the local subscriber loop between the central office or remote hub and the customer. A HiGain system consists of two units: a circuit plug-in unit that mounts in a shelf located in the central office or in a shelf in a remote hub and a unit that mounts at or near the customer's location. The circuit plug-in unit mounts in standard telephone company shelves alongside conventional transmission equipment, making it easily deployable in almost every central office and remote hub.

         HiGain systems are capable of providing T1 service over two twisted pairs of copper wire of up to 12,000 feet in length over 24-gauge copper wire and up to 9,000 feet over 26-gauge wire without the repeaters or complicated engineering design required with repeatered T1 systems. According to Bellcore and the RBOCs, approximately 85% of the business subscriber loops nationwide are within these distances from the local central office. Each HiGain system provides a single end user with the service of one T1 line, which is the equivalent of 24 voice circuits for simple telephone service. An end user requiring the capacity of multiple T1 lines will require an equivalent number of HiGain systems.

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

         To ensure flexibility of installation, the Company's HiGain units are available with a variety of shelf and mounting hardware, weather resistant housings and connecting hardware. In addition, all HiGain remote units provide self-diagnostic testing to detect failures and interface with the central office alarm system. HiGain systems, consisting of two units, have a list price of $1,445 per unit, although the Company generally sells such systems at a discount which may exceed 60% to its high volume customers. The Company first shipped units of its HiGain system to customers in June 1992. As of December 31, 1996, the Company had shipped approximately 345,000 HiGain units.

     ETSI

         In order to provide digital E1 solutions to the Company's European customers, including public carriers and private network operators, the Company introduced the HiGain International Series. These products apply

HDSL-based technology in compliance with European Telecommunication Standards Institute ("ETSI") requirements.

     Campus Systems

         The Company's Campus systems are xDSL transmission products designed by the Company to meet the digital communications needs of organizations operating their own private networks. Campus systems are reconfigured versions of the HiGain product and provide high-speed digital connectivity over one or two twisted pairs of copper wires between user premises in campus environments. Examples of these environments include universities, hospitals, utility plants, military bases, industrial parks and corporate complexes. The Campus systems enable the interconnection of LANs, video conferencing, PBX extensions and many other applications.

         A Campus system consists of two base units that operate at T1, E1, 768 kbps or 384 kbps speeds and are compatible with a number of standard data communications interfaces. These interfaces allow Campus systems to connect directly to LAN bridges, routers, T1 multiplexers, PBXs, video conferencing systems and other high-speed networking devices. A Campus system, consisting of two base units and interfaces, has a list price of approximately $2,500 per base unit, although certain customers receive significant discounts off of list price. The Company first shipped Campus systems to customers in June 1993.

         The Company enhanced the Campus family of products in late 1994 with the Campus-Star(TM) access platform. The Campus-Star is a rack mountable module that incorporates power supplies and SNMP network management capabilities along with slots for up to 14 Campus unit equivalents. The use of the Campus-Star platform is driven by the needs of data communications managers to incorporate network management capabilities into their network components. PairGain has further enhanced the Campus-Star to provide Ethernet bridging interfaces and other high bandwidth interfaces. The Campus-Star is being positioned to provide flexibility in supporting a broad range of access interfaces and is designed to be a core element of the networking strategy of Campus data communications managers. The Company continued to enhance the Campus family of products with the introduction of the Campus-REX(TM) (Remote Ethernet eXpress), a full bandwidth Ethernet remote bridge, providing transparent connectivity between LANs without repeaters at a distance of up to five miles. It provides a 10BASE-T port, one serial port, an embedded SNMP agent and IEEE 802. 1d transparent MAC level bridging with Spanning Tree protocol support.

     PG-2 Products

         PG-2 was the Company's first commercial product and was delivered to customers beginning in 1989. The PG-2 system allows telephone companies to establish two analog transmission lines over a single twisted pair of copper wires, where traditional technology only allowed the establishment of one line over a single twisted pair of copper wires. PG-2 systems are used by telephone companies to provide emergency service and additional line service to residences and small businesses. The Company's PG-2 system can also be used to convert a degraded analog copper pair to high-speed digital transmission. In the international marketplace, where the copper infrastructure is less extensive, these digital subscriber systems allow postal, telegraph and telephone companies ("PTTs") to expand telephone service without laying more copper lines.

         A PG-2 system consists of a shelf-mounted line unit, located in the central office, and a remote transceiver mounted near the subscriber premises. The list price for the Company's PG-2 system is approximately $700 for two transceivers, one at each end, although many customers receive discounts off of list price.

         The PG-2 system is fully approved by three RBOCs and has been accepted by many of the independent telephone companies, including six of the large independents. The Company's PG-2 products compete worldwide with products from a number of telecommunications equipment manufacturers. The Company considers itself to be at a competitive disadvantage in the international market for the two channel digital subscriber carrier business served by its PG-2 system because it lacks a local manufacturing presence, which results in price disadvantages caused by import duties.

     PG-Flex(TM) Systems

         PG-Flex is a small subscriber carrier product. PG-Flex is a hybrid of the Company's PG-2 and HDSL technologies and provides a system for delivering up to 32 standard phone lines on two pairs of wire over an operating range of up to 12,000 feet. The Company markets the PG-Flex product to both international and domestic telephone companies and expects significant competition in both markets. The Company began production shipments of PG-Flex systems in 1996.

     OEM Products

         The Company has formed an OEM sales group to establish relationships with manufacturers to integrate PairGain's xDSL technologies into their own products.

     Megabit Access Products

         The Company's two megabit access products, EtherPhone(TM) and Megabit Modem(TM), enable telephone companies to deliver high-speed data to the home for Internet and on-line service access, telecommuting, and work-at-home applications, including remote LAN access, over ordinary telephone lines. These products make use of the existing copper wire infrastructure and are intended to allow carriers and other access providers to compete in the remote office and residential multimedia access markets. These products provide a higher level of performance than existing low-speed analog modems and Integrated Services Digital Network ("ISDN") technology allowing data to be delivered at rates of 704 kbps to 2.5 Mbps over ordinary telephone lines. The Company introduced its megabit access products in January of 1996 with plans for future announcements in 1997.

PRODUCTS UNDER DEVELOPMENT

     PG-Plus(TM)

         In 1997, the Company intends to introduce PG-Plus, a small subscriber carrier system based on HDSL technology. The PG-Plus system can be configured to support four or six channels for plain old telephone service ("POTS") or ISDN over one unconditioned copper telephone line at distances up to 21,000 feet. It is intended to offer low cost solutions to business and residential users who require additional voice, fax or data lines, or in emergency situations for temporary voice communications. The PG-Plus system consists of central office terminal and remote terminal equipment along with the alarm unit which is the central point of communication within the PG-Plus system.

     ADSL

         The Company has a significant engineering development program in progress to develop a low cost, high performance module to perform ADSL transmission. ADSL is designed to allow existing telephone lines to deliver high-speed data and, in the future, video-on-demand services and provides a high-speed (up to 6 Mbps) channel to the customer from the telephone company's central office and a medium speed (up to 640 kbps) upstream channel to the central office from the customer. Although telephone companies have focused on deploying fiber and hybrid fiber and coaxial cable networks for delivering these advanced services, the Company believes the high cost and long implementation periods that will be involved in setting up these networks will provide a window of opportunity for equipment that can deliver similar capabilities on ordinary telephone wires.

         In the first quarter of 1997, the Company plans to introduce its first ADSL modem using GlobeSpan Technologies, Inc.'s Carrierless Amplitude Phase modulation ("CAP") technology. The Megabit Modem C1500 will provide asymmetric bandwidth and will require almost no configuration by the subscriber.

CUSTOMERS

         The Company sells its HiGain, PG-2, PG-Flex, megabit access and ADSL products primarily into the public network market and its Campus products primarily into the private network market. The Company uses its direct sales force to market its products to the public network market in the United States and Canada. The Company markets its domestic Campus products and all international products through direct sales and distributors.

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

         RBOCs. Prior to selling products in volume to a local telephone company affiliated with an RBOC, a vendor must first receive approval of its product from the RBOC. Although the approval process for a new product varies somewhat among the seven RBOCs, the process generally consists of the following three phases:

    - Laboratory Evaluation. The product's functions and performance are tested against all relevant industry standards. This process can take from two weeks to three months, or longer, depending on a variety of factors.

    - Field Trial. A number of actual telephone lines are equipped with the product for live operation in a field trial lasting from three weeks to three months, or longer. These field trials are for evaluating performance, assessing the ease of installation and establishing troubleshooting procedures. The RBOCs grant conditional approval upon successful completion of a new product's field trial, enabling field personnel to order limited quantities of the product under one-time approvals.

    - Final Approval and Contract. Prior to final approval, which may take from one to four months, or longer, the RBOC develops and implements a variety of procedures that cover ordering, stocking, installation, maintenance, returns and all other activities associated with use of the product.


         All seven U.S. RBOCs and Bell Canada have approved the Company's HiGain products. In addition, three RBOC's have approved the Company's PG-2 system. Sales to local telephone companies affiliated with Bell Atlantic, BellSouth, NYNEX, Pacific Telesis and SBC Communications (formerly Southwestern Bell) in each case accounted for more than 9% of the Company's total revenues in 1996 and sales in the aggregate to local telephone companies affiliated with these five RBOCs accounted for approximately 59% of the Company's total revenues in 1996.

         Independent Telephone Companies. There are approximately 1,500 telephone companies in the United States that are unaffiliated with any of the RBOCs. The Company has targeted approximately 50 of the largest independent telephone companies as potential customers for its carrier products. Although the independent telephone company market does not present as large an opportunity as the RBOC market, the Company's experience has been that the independents are often more receptive to new technology. As a result, the approval process for new technology is often less time consuming. Currently, US Sprint and GTE, the largest independent telephone companies, and a number of the smaller independents have approved and deployed the Company's HiGain system.

         International Carriers. In most international markets there is one telephone company per country; there are no alternate carriers and no independents. Typically these PTTs are highly regulated, government-owned agencies that have an even more rigorous approval process for new technology than the RBOCs. While the international carrier network systems are architecturally similar to the domestic public networks, E1 service is not deployed as extensively in local subscriber loops internationally as T1 service is in local loops domestically. The demand for E1 service has grown, however, and international carriers are deploying it primarily to provide multiple voice circuits rather than the high-speed service requested in the United States.

   Private Networks

         Customers for the Company's Campus products, first introduced in June 1993, include universities, hospitals, military bases and other government installations, corporate complexes and other campus-like environments with private network systems. The Company has shipped over 18,000 units of its Campus product to such customers. Certain of such customers, none of which individually accounted for more than 1% of the Company's total revenues in 1996, are identified below:

       Alyeska Pipeline Service Co.          Louisiana State University
       American Electric Power               Military Department of Indiana
       Bethlehem Steel                       Southern Illinois University
       Burlington Northern Railroad          Stanford University
       Elmendorf Air Force Base              State of Alaska
       Fort Carson - U.S. Army               Unisys Corporation
       Inland Steel Company                  United States Army
       ITT Federal Services Corp.            United States Marine Corps.
       Kaiser Foundation Health Plan         University of Illinois
       Langley Air Force Base                Whiteman Air Force Base

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

         The Company's North American sales personnel are located in the following areas: California, Florida, Georgia, Utah, Texas, Washington, New Hampshire, Illinois, New Jersey, New York, North Carolina, Oregon, Massachusetts, Maryland, Missouri, Washington, D.C., and, in the provinces of Alberta and Quebec. The Company sells its products outside of North America through its own sales force based in the United States, Switzerland, the United Kingdom, Hong Kong and China, and a network of international data communications equipment distributors.

         In addition to the specific sales efforts directed at its public and private network customers, the Company's marketing activities include participation in industry trade shows and conferences, distribution of sales and product literature, media relations, advertising in trade journals, direct mail and ongoing communications with its customers and industry analysts.

     Customer Support

         Service, repair, and technical support of the Company's products are performed primarily in-house. Additionally, field service personnel are located in California, New York, Maryland, Georgia, Florida, Illinois and Ontario, Canada. The Company offers technical support to its customers on a 24-hours-a-day, 7-days-a-week basis via an 800 hotline and through paging systems for all support personnel. The Company's product warranties range between three and five years. Current products are sold with a five year warranty.

PRODUCT DEVELOPMENT

         The Company believes that its future success depends on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet a wide range of customer needs. Accordingly, the Company intends to continue to make substantial investments in product development.

         The Company has organized its product development efforts into three main groups: microelectronics, software development and hardware development. Within the microelectronics group, a substantial majority of the Company's efforts are devoted to the development of ADSL, the enhancement of microelectronics used in the Company's HiGain and Campus product lines and the development of microelectronics products based on the Company's existing products. Within the software development group, the Company's efforts are devoted to the development and enhancement of network management software and protocol compliance for its products and the development of firmware for products such as PG-Flex, PG-Plus and ETSI.

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

    - Product Line Extensions. The Company seeks to extend its existing product lines through product modifications and enhancements in order to meet the needs of its different customers and their applications. Products resulting from the Company's product line extension efforts include the PairGain Management System for management of HiGain products, long range 384 kbps Campus systems, single pair T1 systems, and the HiGain Doubler product.

    - New Technology. The Company explores new transmission technologies to determine whether they represent an opportunity for products incorporating the Company's DSP and copper transmission expertise.

         During 1996, 1995 and 1994, research and development expenses were approximately $18.6 million, $10.7 million and $5.8 million, respectively. All of the Company's research and development expenses were charged to operations as incurred.

MANUFACTURING

         The Company's manufacturing operations consist primarily of quality control, functional testing, final assembly, burn-in and shipping. The Company uses domestic independent third-party contract assembly and test companies on primarily a consignment but also on a turnkey basis for circuit board assembly and in-circuit testing for all of its products. The Company conducts virtually all final assembly and final test functions at its facility in Tustin, California. In addition, the Company performs extensive burn-in, testing and inspection of all of its products prior to shipping them to customers. Product quality and reliability are the Company's prime concerns in all phases of the manufacturing process. Quality control is maintained through incoming inspection of components and subassemblies, auditing of consignment and turnkey contractors, in-house final assembly and test functions, plus a final shipping inspection of all products. During 1996, the Company entered into an agreement to have its PG-2 products manufactured, on a turnkey basis, by Jabil Circuits at Jabil's St. Petersburg, Florida facility. Under the terms of this agreement, Jabil will manufacture, test, package and ship these products directly to the Company's customers.

         In April 1996 the Company achieved ISO 9001 certification for its manufacturing operations location in Tustin, California. ISO 9000 Quality Standards were developed by the International Organization for Standardization. It is a quality system standard for ensuring a total quality management system in engineering and manufacturing and is becoming an accepted prerequisite for international trade. ISO 9001 is the most comprehensive standard, covering design and development as well as production, installation and service.

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

         The Company's backlog at December 31, 1996 was approximately $5.0 million. The Company includes in backlog all firm purchase orders for products regardless of their ship date. Because of the quick turnaround that the Company's customers expect on their orders, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues expected for any future period.

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

COMPETITION

         Competition in the Company's markets is intense and the Company expects that competition will increase. Many of the Company's potential competitors have substantially greater name recognition and technical, financial and marketing resources than the Company. The Company's most significant domestic competitors are ADTRAN, Inc. and ADC Telecommunications, which offer HDSL systems and have often competed with the Company on the basis of price. The Company may also face competition from the licensees of its own HDSL technology. Specifically, the Company and Alcatel have granted each other royalty-free cross licenses of current PairGain HDSL technology and Alcatel's current Network Management Software.

         Several companies have developed competing HDSL technology and products, including HDSL chips currently offered by Brooktree, the former supplier of the Company's SPAROW I chip, Level One and Metalink. The Company also faces more competition from a consortium of telecommunications supply companies with HDSL products based on the chip designed by Level One. In addition, Brooktree has the unrestricted right to sell the Company's SPAROW I chip in component form; however, the Company has developed and is currently shipping its enhanced SPAROW II chip to which Brooktree does not have access. The Company expects that additional companies will introduce competitive products in the future.

         Many companies have introduced or announced xDSL-based products, including both T1 and E1 products. Such companies include ADTRAN, Inc., Nokia, Ericsson, Orkit, Tadiran, ECI Telecom and a number of lesser known manufacturers worldwide. The Company also faces significant competition from providers of other technologies used by private network users to transmit information, including fiber and conventional repeatered T1 lines. To the extent fiber or repeatered lines are used, the market for the Company's Campus products may be reduced.

         The market for the Company's PG-2 products (a product that does not utilize HDSL technology) is also characterized by intense competition. Competitive products are offered by several telecommunications device manufacturers, many of which have substantially greater financial, technical, marketing and sales resources than the Company.

         End users want high bandwidth services, such as T1/E1, Internet and corporate Intranet access, telecommuting and remote LAN access now. xDSL technologies provide solutions to these problems using the existing copper telephone network, allowing telecommunications carriers and companies with private networks to rapidly meet this demand without costly, time-consuming re-wiring and fiber installation. All manufacturers of products based on xDSL technology face competition from fiber optic, conventional repeatered systems, ISDN or cable modems as alternate solutions for the delivery of high-speed services to end users. As telephone companies continue to install fiber cable and conventional repeatered T1 systems to provide high-speed service in local subscriber loops, the demand for many xDSL products may decline. Further, the deployment of fiber to replace existing xDSL installations will result in the availability of those existing xDSL systems for installation elsewhere and may adversely affect future demand for xDSL products.

         The Company believes that the principal competitive factors in its markets are conformance to standard transmission formats, size, price, performance, product features, reliability, technical support and marketing expertise. In addition, the Company believes that, with respect to its products, product reputation and the ability for the customer to deploy the Company's products in the existing copper telephone infrastructure, thereby generating immediate revenues, and the speed with which the Company can obtain approval from the RBOCs for its products are important competitive factors. The Company believes that it competes favorably with respect to all of these factors.

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

EMPLOYEES

         As of December 31, 1996, the Company employed 486 persons, including 185 in manufacturing, 89 in sales and marketing, seven in customer service, 170 in engineering and 42 in finance and administration. The Company also employs a number of temporary and contract employees. During the last quarter of fiscal 1996, the Company employed between 70 and 73 temporary employees, mostly in manufacturing. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company does not have any employment contracts with any of its executive officers.

ITEM 2.  PROPERTIES.

         The Company's principal administrative, engineering, manufacturing, sales and marketing facility is located in an approximately 75,000 square foot building in Tustin, California, that is leased through February 29, 2000. In addition, the Company has several other property leases, as detailed below:

                                                                              Approx.
                  Location                           Use                    Square Feet    Expiration
         --------------------------- -------------------------------------  ------------- -------------
          Tustin, California          Engineering and marketing offices        15,000       07/31/99
          Tustin, California          Finance and marketing offices             5,000       06/30/97
          Santa Ana, California       Warehouse and distribution               20,000       04/14/98
          Santa Ana, California       Warehouse and distribution                5,000       monthly
          Raleigh, North Carolina     Research and development facility        20,000       08/31/01
          Landover, Maryland          Sales office                              1,000       10/31/99
          Basel, Switzerland          Sales office                              2,000       monthly
          Hong Kong                   Sales office                              1,000       06/15/98

         In January 1997, the Company leased an approximately 66,000 square foot building adjacent to its principal facility in Tustin, California. The Company plans to use this facility to consolidate its personnel and warehouse and distribution presently located in other Tustin and Santa Ana locations and to allow for its further expansion requirements. The new building is currently being improved according to Company specifications to meet requirements for warehouse space and research and development. Occupancy of the building is anticipated to begin in June 1997. The Company believes that such facilities are either adequate to satisfy its projected requirements, including its requirements for production capacity, through 1997, or that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS.

         In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Mr. S. Jay Goldinger and Capital Insight, Inc., a third party investment advisor. This suit arose out of losses incurred by the Company in 1995 of approximately $15.8 million in connection with unauthorized trading of investments made by Mr. Goldinger and Capital Insight on the Company's behalf. The derivative complaint alleged causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The complaint sought in excess of $15.8 million in damages and legal fees and expenses in connection with the loss by the Company of the funds it provided to Mr. Goldinger and Capital Insight. The suit was filed in Superior Court of the State of California, County of Orange. Additionally, the same stockholder filed a separate, related complaint, brought derivatively on behalf of the Company, in the Orange County Superior Court, against a brokerage firm involved in the Capital Insight matter.

         In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and paid plaintiff's attorneys fees of $450,000. The impact of the settlement has been recorded in the Company's financial statements for the year ended December 31, 1996, included in this Form 10-K beginning on page F-1.

         In January 1996, the Company filed suit in Los Angeles federal court against Mr. S. Jay Goldinger and Capital Insight, Inc. charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         A Special Meeting of Stockholders was held at the Company's offices at 14402 Franklin Avenue, Tustin, California 92780, on December 10, 1996 to vote on the following matter:

                  To approve a proposal to amend Article IV A. of the Company's Amended and Restated Certificate of Incorporation to increase the authorized Common Stock of the Company from sixty million (60,000,000) shares, par value $.0005 per share, to one hundred seventy-five million (175,000,000) shares, par value $.0005 per share.

The proposal was approved.  Results of the voting are shown below:

                         For                           Against                          Abstain
           -------------------------------- -------------------------------  -------------------------------
                     15,923,501                        479,743                           19,043


         Following stockholder approval of the increase in authorized stock, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend to stockholders of record on December 11, 1996. The stock split was effective on December 18, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol PAIR. As of January 31, 1997, there were 64,527,013 shares of the Company's Common Stock issued and outstanding. The number of stockholders of record at that date was 233. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above. The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq National Market. The market quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The Company has never paid cash dividends and has no present intention of declaring a cash dividend for the foreseeable future.


                                            QUARTERLY     QUARTERLY
                                              HIGH*          LOW*
                                           ------------- -------------
YEAR ENDED DECEMBER 31, 1995
    First Quarter                             $  6.66       $  3.31
    Second Quarter                               6.03          4.41
    Third Quarter                                8.88          4.69
    Fourth Quarter                              14.00          6.94

YEAR ENDED DECEMBER 31, 1996
    First Quarter                             $ 17.50       $  9.75
    Second Quarter                              31.13         16.41
    Third Quarter                               41.50         19.50
    Fourth Quarter                              34.88         28.88


         On January 31, 1997, the last reported sales price for the Company's stock was $40.94.


* All share prices have been adjusted for the June 18, 1996 and December 18, 1996 two-for-one stock splits.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of the Company as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 is derived from audited consolidated financial statements of the Company included elsewhere in this Annual Report. The selected consolidated financial data of the Company as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 is derived from audited consolidated financial statements of the Company not included in this Annual Report. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in separate sections of this Annual Report.



                                                                                 YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                            1996             1995          1994            1993           1992
                                                        -------------   -------------  -------------  --------------  -------------
                                                                         (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
STATEMENT OF OPERATIONS DATA:
 Revenues                                                 $ 205,409      $ 107,224       $  59,518      $  36,307      $   9,502
 Income (loss) from operations                               53,242         23,532          10,513          8,614         (2,000)
 Unusual loss due to unauthorized trading of
  investments by third parties                                   --        (15,827)             --             --             --
 Settlement income related to unauthorized trading of
  investments by third parties                                2,500             --              --             --             --
 Net income (loss)                                           36,603          1,056           8,567          7,612         (2,085)
 Net income (loss) per share*                             $    0.51      $    0.02       $    0.14      $    0.15      $   (0.05)
 Number of shares used in per share calculations*            72,058         67,280          61,612         49,940         38,084


                                                                            DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                   1996           1995          1994          1993           1992
                                               -------------  ------------- ------------- -------------- -------------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital                                $ 139,766      $  84,766     $  71,368      $  62,941     $   5,218
  Total assets                                     193,016        105,326        86,625         68,303         9,693
  Long-term debt                                        --             --            --             --         2,677
  Redeemable preferred stock                            --             --            --             --        13,528
  Common stockholders' equity (deficit)            156,228         93,931        74,846         65,236        (9,859)


              The Company paid no dividends on its Common Stock during any of the periods presented.


* All share and per share amounts have been adjusted for the June 18, 1996 and December 18, 1996 two-for-one stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         PairGain, founded in February 1988, designs, manufactures, markets and supports products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital service to end users over the large existing infrastructure of unconditioned copper wires. The Company's first product was PG-2, a two-channel digital subscriber carrier system, which was initially shipped in late 1989. In 1991, the Company undertook the development of the HiGain system, which was first shipped in June 1992. The Company's revenue growth subsequent to 1991 and its profitability beginning in the fourth quarter of 1992 are attributable to the market acceptance and increased sales of its HiGain systems. In June 1993, the Company introduced its Campus line of products, and in 1996, began shipping its PG-Flex product, a small subscriber carrier system for delivering up to 32 voice channels over two pair of copper wires. HiGain systems represented 76% the Company's total revenues in each of the years 1996, 1995 and 1994. Although revenues from sales of the Company's HiGain products have historically represented a substantial majority of the Company's total revenues and are expected to continue to account for a majority of its revenues for the foreseeable future, the Company believes that revenues from sales of its PG-2, Campus, PG-Flex and other products will continue to increase in the future.

         Commencing in mid-1993, the Company began reducing the average sales prices of its HiGain products in an effort to increase market demand for its products and in anticipation of expected price competition. These reductions have been significant, representing reductions of as much as 14% in 1996, 23% in 1995 and 40% in 1994. Although future effects of price competition and other competitive pressures inherent in the Company's business are uncertain, the Company expects to continue to reduce the average sales prices of its HiGain and other products. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of existing products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average sales prices of the Company's existing products. Declining average sales prices may also adversely affect gross margins on the Company's existing products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit costs. Declining average sales prices had a significant effect on gross margins in 1994 as they declined to 44% from 52% in 1993. During 1996 and 1995 the Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies, and increases in volume resulted in improved gross margins, which climbed to 48% in 1996 and 1995. However, there can be no assurance that the Company will be able to continue to increase unit sales volumes, introduce and sell new products or further reduce its per unit costs in the future.

RESULTS OF OPERATIONS

         The results of operations discussed below are comprised of two sections, the first section compares 1996 to 1995 for all items noted on the Consolidated Statements of Income contained in a separate section of this Annual Report on Form 10-K commencing on page F-1. The second section compares 1995 to 1994 for the same items.

         All share and per share amounts have been adjusted to reflect the two-for-one stock splits effective June 18, 1996 and December 18, 1996, for all periods presented.

         The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1996     1995      1994
                                                         ----     ----      ----
Revenues:
  Product sales                                           100%      99%       96%
  Technology fees and royalty income                        0        1         4
                                                         ----     ----      ----
Total revenues                                            100      100       100
Cost of revenues                                           52       52        56
                                                         ----     ----      ----
Gross profit                                               48       48        44
Operating expenses:
  Research and development                                  9       10        10
  Selling and marketing                                     8        9        10
  General and administrative                                5        6         7
                                                         ----     ----      ----
Total operating expenses                                   22       25        27
                                                         ----     ----      ----
Income from operations                                     26       23        18
Other income, (loss):
  Interest income, net                                      2        2         2
  Gain on sales of investments, net                        --       --         2
  Unusual loss due to unauthorized trading of
    investments by third parties                           --      (15)       --
  Settlement income related to unauthorized
    trading of investments by third parties                 1       --        --
                                                         ----     ----      ----
Income before income taxes                                 29       10        22
Provision for income taxes                                 11        9         8
                                                         ----     ----      ----
Net income                                                 18%       1%       14%
                                                         ====     ====      ====

1996 COMPARED TO 1995

     Revenues

         Revenues increased 92% to $205.4 million in 1996 compared with $107.2 million in 1995. This increase was primarily due to a 106% increase in unit sales volume of the Company's HiGain products and, to a lesser extent, a 90% and 64% increase in unit sales volume of the Company's Campus and PG-2 products, respectively. These increases were somewhat offset by declines in the average sales prices of the HiGain and Campus products. Revenue per average employee increased 48% to $405,000 in 1996, compared to $274,000 in 1995.

         Aggregate sales to local telephone companies affiliated with five RBOCs accounted for approximately 59% and 63% of the Company's total revenues for 1996 and 1995, respectively. In addition, included in revenues for 1996 and 1995 were technology licensing fees and royalty income totaling $97,000 and $1.1 million, respectively. The technology licensing fees and royalties were paid to the Company primarily in connection with technology licensing agreements entered into with Alcatel and ADC Telecommunications, Inc. As a result of the renegotiated terms of the agreement between the Company and Alcatel, technology licensing fees and royalty rates will be minimal in future periods.

     Gross Profit

         Gross profit represents total revenues for a period, including technology fees and royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures. In 1996, the Company's gross profit as a percentage of total revenues continued at 48% in spite of decreases in average sales prices and a decline in technology fees and royalty income. The ability to maintain gross margin was primarily the result of the Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume.

     Operating Expenses

         Research and development expense increased to $18.6 million in 1996 from $10.7 million in 1995. Research and development expense was 9% of total revenues in 1996 compared to 10% in 1995. The increase in absolute expense levels was primarily due to the addition of personnel for the development of new products, specifically, development programs for PG-Flex, PG-Plus, ADSL technology and Megabit Access products, and sustaining, enhancement and cost reduction programs for HiGain and Campus products. Costs for prototype expenditures as new products were tested in the lab and payments to consultants where specific resources were needed in the development process also increased in 1996 over the prior year. In addition, the Company's research and development facility in Raleigh, North Carolina, which was established in the second half of 1995, was expanded significantly during 1996.

         Selling and marketing expense increased to $17.2 million in 1996 from $9.9 million in 1995. This increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, commission and travel expenses, and additional advertising and trade show expenditures. Selling and marketing expense as a percentage of total revenues was 8% in 1996 compared to 9% in 1995. This decrease as a percentage of total revenues was primarily attributable to the slower growth of personnel, salaries and commissions relative to overall revenue growth from 1995 to 1996.

         General and administrative expense increased to $9.9 million in 1996 from $6.8 million in 1995. This increase was primarily due to the addition of personnel, payments to outside consultants related to the implementation of an information systems upgrade, legal and accounting fees related to the unusual trading losses and subsequent settlement and an overall increase in spending commensurate with the Company's increase in headcount and operating activities. General and administrative expense as a percentage of total revenues was 5% in 1996 compared to 6% in 1995.

     Interest Income, Net

         Net interest income was $3.7 million in 1996 and $2.1 million in 1995. The increase in interest income was the result of increased average cash balances.

     Gain on Sales of Investments, Net

         There were no net realized gains on sales of investments in 1996. Net realized gains on sales of investments were $415,000 in 1995. Net unrealized gains on short-term investments, net of tax, aggregated $71,000 and $67,000 in 1996 and 1995, respectively, and are included as a separate component of stockholders' equity.

     Unusual Loss and Settlement Income Related to Unauthorized Trading of Investments by Third Parties

         As described in Notes 14 and 15 of Notes to the Consolidated Financial Statements, the Company incurred a loss of $15.8 million from unauthorized and inappropriate trading of investments by third parties in 1995.

         In January 1996, the Company received copies of complaints filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president, and a brokerage firm used in executing and clearing transactions authorized by Mr. Goldinger. The derivative complaint stated causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The suit sought an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

         In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and the Company paid plaintiff's attorneys fees of

$450,000. The impact of the settlement has been recorded in the Company's financial statements for the year ended December 31, 1996, included in this Form 10-K.

     Provision for Income Taxes

         The Company's provision for income taxes increased to $22.8 million in 1996, compared to $9.2 million in 1995. The effective tax rate during 1996 was 38.4%. The effective tax rate during 1995 was 90%, since the Company did not record any tax benefit on the unusual trading losses in 1995.

         Excluding the $15.8 million unusual loss, the Company's effective tax rate in 1995 was 37%. The increased effective tax rate in 1996 over 1995 was attributed to tax credits and tax-free interest income representing a smaller proportion of total pre-tax income as a result of the earnings growth.

     Net Income and Earnings Per Share

         Net income for the year ended December 31, 1996 was $36.6 million or $0.51 per share, compared to $1.1 million or $0.02 per share, for the year ended December 31, 1995. Excluding the impact of the unauthorized trading loss, 1995 net income was $16.5 million or $0.24 per share. The weighted average number of common and common equivalent shares outstanding were 72.1 million and 67.3 million for the years ended December 31, 1996 and 1995, respectively. This increase in common and common equivalent shares was primarily attributable to the granting of options to key employees of the Company and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1996 over 1995.


1995 COMPARED TO 1994

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

         Aggregate sales to local telephone companies affiliated with five RBOCs accounted for approximately 63% of the Company's total revenues for 1995 compared to 66% of total revenues in 1994. In addition, included in revenues for 1995 and 1994 were technology licensing fees and royalty income totaling $1.1 million and $2.1 million, respectively. The technology licensing fees and royalties were paid to the Company primarily in connection with technology licensing agreements entered into with Alcatel and ADC Telecommunications, Inc. As a result of the renegotiated terms of the agreement between the Company and Alcatel, technology licensing fees and royalty rates will continue to decline.

         Annual revenue per average employee during 1995 was $274,000 compared to $228,000 in 1994.

     Gross Profit

         In 1995, the Company's gross profit as a percentage of total revenues increased to 48% from 44% in 1994. This increase was primarily the result of the Company's cost reduction efforts through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume. These reductions were partially offset by reductions in average sales prices of products and a decrease in technology fees and royalty income.

     Operating Expenses

         Research and development expense increased to $10.7 million in 1995 from $5.8 million in 1994. Research and development expense as a percentage of revenue was 10% in both 1995 and 1994. The increase in expense levels was primarily due to the addition of personnel for the development of PG-Flex and Megabit Access products and the FALCON chip and enhancement of existing products, in addition to prototype expenditures as these new products were tested in the lab and payments to consultants where specific resources were needed in the development process.

         Selling and marketing expense increased to $9.9 million in 1995 from $5.8 million in 1994, although selling and marketing expense as a percentage of total revenues was 9% in 1995 compared to 10% in 1994. The increase in expense levels in 1995 was primarily due to the addition of personnel, increases in salaries and commissions and additional advertising and trade show expenditures.

         General and administrative expense increased to $6.8 million in 1995 from $4.3 million in 1994. This increase was primarily due to the addition of personnel, payments to outside consultants related to the implementation of an information systems upgrade and an overall increase in spending commensurate with the Company's increase in headcount and operating activities. General and administrative expense as a percentage of total revenues was 6% in 1995 compared to 7% in 1994.

     Interest Income, Net

         Net interest income was $2.1 million in 1995 compared to $1.5 million in 1994. The increase in interest income principally consisted of net interest income earned on the cash received by the Company in its secondary offering completed in March 1995, as well as increased average cash balances due to higher revenue levels.

     Gain on Sales of Investments, Net

         Net realized gains on sales of investments were $415,000 and $1.2 million in 1995 and 1994, respectively. Net unrealized gain (loss) on short-term investments, net of tax, aggregated $67,000 and ($210,000) in 1995 and 1994, respectively, and is included as a separate component of stockholders' equity.

     Unusual Loss Due to Unauthorized Trading of Investments by Third Parties

         As more fully described in Note 14 of Notes to the Consolidated Financial Statements, the Company incurred a loss of $15.8 million from unauthorized trading of investments by third parties in 1995.

         In January 1996, the Company received copies of complaints filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president, and a brokerage firm used in executing and clearing transactions authorized by Mr. Goldinger. The derivative complaint stated causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The suit sought an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

     Provision for Income Taxes

         The Company's provision for income taxes increased to $9.2 million in 1995, compared to $4.6 million in 1994. The effective tax rate during 1995 was 90%, since the Company did not record any tax benefit on the unusual trading losses in excess of 1995 and 1994 gains on sales of investments of $1.6 million.

         Excluding the $15.8 million unusual loss, the Company's effective tax rate in 1995 was 37% compared to 35% in 1994. The principal reason for the increased effective tax rate was the elimination of the valuation allowance on deferred tax assets in 1994 as management believes it is more likely than not that such deferred tax assets will be realized in future periods.

     Net Income and Earnings Per Share

         Net income for the year ended December 31, 1995 was $1.1 million or $0.02 per share, compared to $8.6 million or $0.14 per share, for the year ended December 31, 1994. Excluding the impact of the unauthorized trading loss, 1995 net income was $16.5 million or $0.24 per share. The weighted average number of common and common equivalent shares outstanding were 67.3 million and 61.6 million for the years ended December 31, 1995 and 1994, respectively. This increase in common and common equivalent shares was primarily attributable to the issuance of 2,000,000 shares in the Company's secondary offering in March 1995, the granting of options to key employees of the Company, and the reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1995 over 1994.

LIQUIDITY AND CAPITAL RESOURCES

         In 1996, the Company had cash flow from operations of $61.6 million. Additionally, $7.4 million in cash was generated from the issuance of stock as a result of exercises of common stock options and common stock sold under the Employee Stock Purchase Plan. In 1995, the Company had cash flow from operations of $12.5 million. In addition, $15.5 million in cash was generated from the issuance of stock, of which $11.0 million was from the Company's March 1995 secondary offering. These amounts were offset by unusual trading losses of $15.8 million, which resulted from unauthorized trading in options and futures by an independent financial advisor, as mentioned above. In 1994, the Company generated cash flow from operations of $4.7 million.

         As of December 31, 1996, the Company had $112.6 million in cash, cash equivalents and short-term investments and $139.6 million in working capital, compared to $55.7 million in cash, cash equivalents and short-term investments and $84.8 million in working capital in 1995. The increase in the Company's accounts receivable to $23.9 million at December 31, 1996, compared to $13.0 million at December 31, 1995, was primarily due to increased sales for the period. Days sales outstanding was 35 days in 1996 compared to 34 in 1995. Inventories increased to $26.0 million at December 31, 1996, compared to $22.5 million at December 31, 1995, due to increased stocking levels to support future shipments. Although, the Company continued to maintain high levels of inventories in 1996, inventory turns increased from two-and-a-half times in 1995 to four times in 1996.

         Capital expenditures relating primarily to the purchase of computer equipment, test equipment, furniture and fixtures and leasehold improvements were $7.5 million, $5.9 million and $2.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Included in these amounts were approximately $450,000 and $750,000 in 1996 and 1995, respectively, of software and equipment purchased to upgrade the Company's information system capabilities. Expenditures in 1996 also included $251,000 in leasehold improvements at the Company's two Tustin facilities and $158,000 in leasehold improvements at the Company's Raleigh, North Carolina research and development center. Included in the 1995 additions is $1.0 million in leasehold improvements at the Company's Tustin, California manufacturing, engineering and administrative headquarters.

         During 1996, the Company made investments in Sourcecom Corporation ("Sourcecom") and E/O Networks ("E/O") of $544,000 and $3.0 million, respectively. Sourcecom, of Westlake Village, California, develops, manufactures and markets next generation access networking product. Hayward, California-based E/O supplies low-density fiber optic access equipment to public carriers worldwide. Both investments were made with internally generated funds.

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at prime (8.25% at December 31, 1996). At December 31, 1996, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at December 31, 1996. The agreement expires May 1, 1997.

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

     SUPPLEMENTARY FINANCIAL DATA

                                                                 SELECTED QUARTERLY FINANCIAL DATA
                                                                           (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                            ---------------------------------------------------------------------------
                                                MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                                                  (RESTATED)         (RESTATED)
                                            ------------------ ------------------ ------------------ ------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 1995
   Revenues                                        $  19,078          $  23,919          $  29,602          $  34,625
   Gross Profit                                        9,425             11,448             13,768             16,360
   Operating income                                    4,214              4,719              6,459              8,140
   Unusual gain (loss) due to unauthorized
     trading of investments by third parties              --            (26,774)             1,660              9,287
   Net income (loss)                                   3,142            (22,756)             6,165             14,505

   Net income (loss) per share *                   $    0.05          $   (0.38)         $    0.09          $    0.21

   Weighted average number of common and
     common equivalent shares *                       64,412             59,687             68,206             69,613

                                                                    FOR THE THREE MONTHS ENDED
                                            ---------------------------------------------------------------------------
                                                MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                            ------------------ ------------------ ------------------ ------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 1996
   Revenues                                        $  40,511          $  47,239          $  54,609          $  63,050
   Gross Profit                                       19,039             22,665             26,140             31,116
   Operating income                                    9,360             11,415             13,858             18,609
   Settlement income related to
     unauthorized trading of investments
     by third parties                                     --                 --                 --              2,500
   Net income                                          6,250              7,570              9,069             13,714

   Net income per share *                          $    0.09          $    0.11          $    0.12          $    0.19

   Weighted average number of common and
     common equivalent shares *                       70,580             72,043             72,736             72,876


         The Company restated its quarterly financial statements for the three month periods ended June 30, 1995 and September 30, 1995, as described in Note 14 in Notes to Consolidated Financial Statements, which begins on page F-16 of this Annual Report.

         * Net income (loss) per share and weighted average number of common and common equivalent shares have been adjusted to reflect the June 18, 1996 and December 18, 1996 two-for-one stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 7, 1995, the Company dismissed Ernst & Young LLP as the principal independent auditor for the audit of the Company's financial statements. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices. Their accountant's report on the financial statements of the Company for the year ended December 31, 1994 was unqualified.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The sections tilted "Directors and Nominees" and "Compliance with
Section 16(a) of the Exchange Act" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Executive Officers and Directors of the Company.

                 NAME                            AGE                                 POSITION
-----------------------------------------  ------------------  -----------------------------------------------------
Charles S. Strauch                                61           Chairman of the Board and Chief Executive Officer
Howard S. Flagg                                   42           President and Director
Benedict A. Itri                                  43           Chief Technical Officer and Director
Charles W. McBrayer                               48           Vice President, Finance and Administration and
                                                                   Chief Financial Officer
Dennis Young                                      54           Vice President, Operations
Bruce Kimble                                      47           Vice President, Engineering
Tom Reynolds                                      45           Senior Vice President, Sales, Service and Field
                                                                   Marketing
Robert C. Hawk (1)                                57           Director
Robert A. Hoff (1)(2)                             44           Director
B. Allen Lay (1)(2)                               62           Director

-----------------------------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee


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

         Mr. Itri, a founder of the Company, was named Chief Technical Officer in April 1996. Previously, Mr. Itri was Vice President, Engineering of the Company since its inception in February 1988 and has been a director of the Company since November 1991. Prior to founding the Company, Mr. Itri founded and served as a principal of Advanced Telecommunications, Inc.

         Mr. McBrayer joined the Company in March 1995 as Vice President, Finance and Administration and Chief Financial Officer. Mr. McBrayer served as Vice President, Finance and Chief Financial Officer for Triconex Corporation, a publicly held corporation, from 1986 to March 1995 and as a director of Triconex Corporation in 1993 and 1994.

         Mr. Young joined the Company in September 1993 as Director, European Operations and assumed the position of Vice President, Operations in December 1994. From 1985 to 1993 Mr. Young served as Managing Director for the U.K. subsidiary of EECO, Inc. and for Talley (U.K.) Ltd. These companies manufactured and sold consumer and industrial electronic products throughout the European market.

         Mr. Kimble joined the Company in September 1993 as Project Manager and later assumed the position of Director of Engineering. He was named Vice President, Engineering in April 1996. From 1991 to 1993 Mr. Kimble was a Product Line Manager at Cable and Computer Technology, Inc., a military computer systems manufacturer. From 1985 to 1991 Mr. Kimble was President and owner of Semaphore Corporation, a telemetry equipment and DSP consulting firm.

         Mr. Reynolds joined the Company in October 1996 as Senior Vice President, Sales, Customer Service and Field Marketing. Mr. Reynolds was employed by Motorola Information Systems Group from 1990 to 1996 where he served in various senior management positions in sales and marketing. From 1983 to 1990 Mr. Reynolds held field sales management positions at Hewlett-Packard and Harris Corporation, manufacturers of workstation and data communications products.

         Mr. Hawk became a director of the Company in November 1992. Mr. Hawk is President and CEO of U S WEST Multimedia Communications, Inc. Mr. Hawk also serves as a director of Premisys Communications and Xylan Corporation, as well as several other private companies. From 1988 until 1996, Mr. Hawk served as President-Carrier Division of U S WEST Communications, Inc., one of the seven RBOCs. Prior to that time, Mr. Hawk served as Vice President, Marketing of U S WEST and as Director, Advanced Services of AT&T.

         Mr. Hoff became a director of the Company in February 1989. Mr. Hoff has been a general partner of Crosspoint Venture Partners, a private venture capital investment company, since September 1983. Mr. Hoff also serves as a director of privately-held Com21 Incorporated, Efficient Networks, Accredited Home Lenders and US Web Corporation and publicly-held Onyx Acceptance Corporation.

         Mr. Lay became a director of the Company in February 1989. Mr. Lay has been a general partner of Southern California Ventures, a private venture capital investment partnership, since May 1983. Mr. Lay also serves as Chairman and CEO of Vestro Natural Foods, Inc. and as a director of privately-held Physical Optics Corporation, Kofax Imaging Corporation, Waveband, Inc. and Medclone, Inc., and of publicly-held ViaSat, Inc. and Helisys, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

         The section titled "Executive Compensation and Related Information" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)  FINANCIAL STATEMENTS:

         The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on page F-1:

     Independent Auditors' Reports
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

        (2)  FINANCIAL STATEMENT SCHEDULE:

         The following financial schedule for the years 1996, 1995 and 1994 is included in a separate section of this Annual Report on Form 10-K commencing on page S-1:

     Schedule II - Valuation and Qualifying Accounts.

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3)  EXHIBITS:

              (a)     3.4 Certificate of Incorporation of Registrant, a Delaware
                          corporation.

              (a)     3.5 Form of Agreement and Plan of Merger of Registrant, a
                          Delaware corporation, and Registrant, a California corporation.

              (a)     3.6 Bylaws of Registrant, a Delaware corporation.

              (a)    10.1 PairGain Technologies, Inc. 1990 Stock Option Plan
                          (the "1990 Plan").

              (a)    10.2 Form of Incentive Stock Option Agreement pertaining to the 1990 Plan.

              (a)    10.3 Form of Supplemental Incentive Stock Option Agreement
                          pertaining to the 1990 Plan.

              (a)    10.4 Form of Nonstatutory Stock Option Agreement pertaining to the 1990 Plan.

              (a)    10.5 PairGain Technologies, Inc. 1993 Option/Stock Issuance
                          Plan (the "1993 Plan").

              (a)    10.6 Form of Stock Option Agreement pertaining to the 1993
                          Plan.

              (a)    10.7 Form of Stock Issuance Agreement pertaining to the
                          1993 Plan.

              (a)    10.8 Contract No. BA07617 dated as of October 27, 1990,
                          between the Registrant and Bell Atlantic Network Services, Inc., as amended.

              (a)    10.9 Stock Option Agreement dated June 23, 1992 between the
                          Registrant and Charles S. Strauch.

              (a)    10.10 Stock Option Agreement dated June 23, 1992 between
                           the Registrant and Howard S. Flagg.

              (a)    10.11 Stock Option Agreement dated June 23, 1992 between
                           the Registrant and Benedict A. Itri.

              (a)    10.12 Agreement dated April 26, 1991 between the Registrant and Brooktree Corporation.

              (a)    10.13 Loan and Security Agreement dated as of July 31,
                           1991, between the Registrant and Silicon Valley Bank, as amended.

              (a)    10.14 Standard Sublease dated as of October 29, 1991,
                           between the Registrant and Kirkwood Dynaelectric Company.

              (a)    10.15 Series B Preferred Stock Purchase Agreement dated as of January 17, 1992, among the Registrant and the investors listed therein.

              (a)    10.16 Industrial Lease dated as of March 17, 1992, between the Registrant and Alondra Shoemaker Associates.

              (a)    10.17 Warrant to Purchase Stock dated June 22, 1992, issued to Silicon Valley Bank.

              (a)    10.18 Development and license Agreement and Remote HDSL OEM
                           Agreement both dated June 30, 1992, between the Registrant and ADC Telecommunications, Inc.

              (a)    10.19 Agreement No. PR-6727-A dated September 11, 1992,
                           between the Registrant and Bell South
                           Telecommunications, Inc., as amended.

              (a)    10.20 Series B Preferred Stock Purchase Agreement dated as of September 30, 1992, among the Registrant and the investors listed therein.

              (a)    10.21 Registration Rights Agreement dated as of September
                           30, 1992, among the Registrant, Alcatel Network Systems, Inc., and the investors listed therein.

              (a)    10.22 License and Distribution Agreement dated September
                           30, 1992, between the Registrant and Alcatel Network Systems, Inc.

              (a)    10.23 PairGain Technologies, Inc. Series D Preferred Stock
                           Purchase Warrant dated September 30, 1992, issued to Alcatel Network Systems, Inc.

              (a)    10.24 Subordinated Demand Promissory Note, principal amount
                           $3,000,000, dated September 30, 1992, issued to Alcatel Network Systems, Inc.

              (a)    10.25 PairGain Technologies, Inc. Common Stock Purchase
                           Warrant dated March 25, 1993, issued to Ventana Leasing, Inc.

              (a)    10.26 PairGain Technologies, Inc. Common Stock Purchase
                           Warrant dated March 25, 1993, issued to
                           Praktikerfinans A.B.

              (a)    10.27 Form of Indemnification Agreement

              (b)    10.28 Sublease Agreement dated as of August 1, 1994,
                           between the Registrant and LH Research.

              (b)    10.29 Lease Agreement dated January 30, 1995 between the
                           Registrant and Mr. Niles Gates.

              (c)    10.30 Senior Note and Warrant Purchase Agreement dated July
                           24, 1995 between PairGain Technologies, Inc. and Sourcecom Corporation

              (c)    10.31 Warrant Agreement dated July 24, 1995 between
                           PairGain Technologies, Inc. Sourcecom Corporation

              (c)    10.32 Investor Right Agreement dated July 24, 1995 between
                           PairGain Technologies, Inc. Sourcecom Corporation

              (c)    10.33 Stock Purchase Agreement dated July 24, 1995 between
                           PairGain Technologies, Inc. Sourcecom Corporation

              (d)    10.34 PairGain Technologies, Inc. Common Stock Purchase
                           Warrant dated May 10, 1995, issued to Brobeck, Phleger & Harrison

              (d)    10.35 PairGain Technologies, Inc. Common Stock Purchase
                           Warrant dated August 3, 1995, issued to Nexus Applied Research, Inc.

              (d)    10.36 Amendment to Loan and Security Agreement dated May 3,
                           1995, between the Registrant and Silicon Valley Bank

              (e)    10.37 Lease Agreement dated May 30, 1996 between the
                           Registrant and Parker-Raleigh Development XXIII, Limited Partnership

              (f)    10.38 PairGain Technologies, Inc. 1996 Non-Employee
                           Directors Stock Option Plan

              (g)    10.39 Amendment to Certificate of Incorporation of PairGain
                           Technologies, Inc.

              (i)    10.40 Amendment to Certificate of Incorporation of PairGain
                           Technologies, Inc.

                     10.41 Lease Agreement dated December 25, 1996 between the
                           Registrant and the Cheek Family Trust "D"

                     10.42 Lease Agreement dated January 7, 1997 between the
                           Registrant and Catellus Development Corporation

                     11.1  Statement Regarding Computation of Earnings Per Share

              (h)    20.1 Notice to Company Shareholders of Hearing on Proposed
                          Settlement of derivative Action, Case No. 758117.

              (b)    21.  Subsidiaries of the Registrant

              (b)    23.1 Consent of Ernst & Young LLP, Independent Auditors

                     23.2 Consent of Deloitte & Touche LLP, Independent Auditors

                     27    Financial Data Schedule

----------------------

(a) Incorporated herein by reference to the same Exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-66680) declared effective by the Commission on September 14, 1993, as amended.

(b) Incorporated herein by reference to the same Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Commission on February 22, 1995.

(c) Incorporated herein by reference to the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1995, as filed with the Commission on August 10, 1995.

(d) Incorporated herein by reference to the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995, as filed with the Commission on November 6, 1995.

(e) Incorporated herein by reference to the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1996, as filed with the Commission on August 13, 1996.

(f) Incorporated herein by reference to Exhibit number 99-1 of Form S-8 Registration Statement as filed with the Commission on July 23, 1996.

(g) Incorporated herein by reference to Appendix A of Proxy Statement for the Annual Meeting of Stockholders to be held June 12, 1996 as filed with the Commission on May 9, 1996.

(h) Incorporated herein by reference to the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996, as filed with the Commission on November 8, 1996.

(i) Incorporated herein by reference to Appendix A of Proxy Statement for the Special Meeting of Stockholders to be held December 10, 1996 as filed with the Commission on November 12, 1996.

     (b)  REPORTS ON FORM 8-K:

         A Form 8-K was filed on March 5, 1997 reporting the Company's acquisition of Avidia Systems, Inc. on February 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         PAIRGAIN TECHNOLOGIES, INC.

        Date:     March 18, 1997                      By:                  /S/ CHARLES S. STRAUCH
                                                           -------------------------------------------------------
                                                                             Charles S. Strauch
                                                                                (Registrant)
                                                                    Chairman and Chief Executive Officer
                                                                        (Principal Executive Officer)

        Date:     March 18, 1997                      By:                  /S/ CHARLES W. MCBRAYER
                                                           -------------------------------------------------------
                                                                             Charles W. McBrayer
                                                                 Vice President, Finance and Administration
                                                                           Chief Financial Officer
                                                                        (Principal Financial Officer)

        Date:     March 18, 1997                      By:                    /S/ ROBERT R. PRICE
                                                           -------------------------------------------------------
                                                                               Robert R. Price
                                                                            Corporate Controller
                                                                       (Principal Accounting Officer)

--------------

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

                   Signature                                    Title                         Date
                   ---------                                    ------                        -----
      /S/ CHARLES S. STRAUCH                        Chairman, Chief Executive             March 18, 1997
      ------------------------------------             Officer and Director
      Charles S. Strauch

      /S/ HOWARD S. FLAGG                           President and Director                March 18, 1997
      ------------------------------------
      Howard S. Flagg

      /S/ BENEDICT A. ITRI                          Chief Technical Officer               March 18, 1997
      ------------------------------------             and Director
      Benedict A. Itri

      /S/ ROBERT C. HAWK                            Director                              March 18, 1997
      ------------------------------------
      Robert C. Hawk

      /S/ ROBERT A. HOFF                            Director                              March 18, 1997
      ------------------------------------
      Robert A. Hoff

      /S/ B. ALLEN LAY                              Director                              March 18, 1997
      ------------------------------------
      B. Allen Lay

                           PAIRGAIN TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                    CONTENTS


                                                                          PAGE
                                                                        --------

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
PairGain Technologies, Inc.
Tustin, California

We have audited the accompanying consolidated balance sheets of PairGain Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2) for the years ended December 31, 1996 and 1995. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Costa Mesa, California
February 27, 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
PairGain Technologies, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of PairGain Technologies, Inc. for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of PairGain Technologies, Inc. operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            ERNST & YOUNG LLP
Orange County, California
February 17, 1995

                           PAIRGAIN TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                        1996          1995
                                                                      ---------     ---------
                                                                       (DOLLARS IN THOUSANDS)
Current assets:
   Cash and cash equivalents                                          $  46,840     $  24,576
   Short-term investments (Note 3)                                       65,779        31,149
   Accounts receivable, less allowance for doubtful accounts of
     $900 and $469 at December 31, 1996 and 1995, respectively           23,873        13,044
   Inventories (Note 4)                                                  26,010        22,522
   Deferred tax assets (Note 9)                                          11,074         3,353
   Other current assets                                                   2,767         1,517
                                                                      ---------     ---------
TOTAL CURRENT ASSETS                                                    176,343        96,161
Property and equipment, net (Note 5)                                     10,295         6,402
Note receivable and long-term investments (Note 6)                        6,252         2,708
Other assets                                                                126            55
                                                                      ---------     ---------
TOTAL ASSETS                                                          $ 193,016     $ 105,326
                                                                      =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                             $   5,960     $   6,402
   Accrued compensation and related expenses                              5,702         2,605
   Accrued expenses                                                       9,300         2,388
   Accrued income taxes (Note 9)                                         15,826            --
                                                                      ---------     ---------
TOTAL CURRENT LIABILITIES                                                36,788        11,395
                                                                      ---------     ---------

COMMITMENTS AND CONTINGENCIES  (NOTES 10 AND 16)

Stockholders' equity (Note 11):
   Preferred stock, $.001 par value:
     Authorized shares -- 2,000,000
     Issued and outstanding shares -- None                                   --            --
   Common stock, $.0005 par value:
     Authorized shares -- 175,000,000
     Issued and outstanding shares-- 64,042,596 and 60,709,068
       at December 31, 1996 and 1995, respectively                           32            15
   Additional paid-in-capital                                           112,782        87,175
   Deferred compensation                                                     --           (82)
   Unrealized gain on short-term investments                                 71            67
   Retained earnings                                                     43,343         6,756
                                                                      ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                              156,228        93,931
                                                                      ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 193,016     $ 105,326
                                                                      =========     =========

                 See notes to consolidated financial statements.

                                            PAIRGAIN TECHNOLOGIES, INC.

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   1996             1995             1994
                                                               ------------     ------------      ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Product sales                                               $    205,312     $    106,173      $     57,417
   Technology fees and royalty income  (Note 8)                          97            1,051             2,101
                                                               ------------     ------------      ------------
TOTAL REVENUES                                                      205,409          107,224            59,518

Cost of revenues                                                    106,449           56,223            33,141
                                                               ------------     ------------      ------------
Gross profit                                                         98,960           51,001            26,377
                                                               ------------     ------------      ------------
Operating expenses:
    Research and development                                         18,593           10,728             5,849
    Selling and marketing                                            17,218            9,944             5,765
    General and administrative                                        9,907            6,797             4,250
                                                               ------------     ------------      ------------
Total operating expenses                                             45,718           27,469            15,864
                                                               ------------     ------------      ------------
INCOME FROM OPERATIONS                                               53,242           23,532            10,513

Other income (loss):
   Interest income, net                                               3,677            2,118             1,482
   Gain on sales of short-term investments, net                          --              415             1,185
   Unusual loss due to unauthorized trading of investments
     by third parties  (Note 14)                                         --          (15,827)               --
   Settlement income related to unauthorized trading of
     investments by third parties (Note 15)                           2,500               --                --
                                                               ------------     ------------      ------------
Income before income taxes                                           59,419           10,238            13,180

Provision for income taxes  (Note 9)                                 22,816            9,182             4,613
                                                               ------------     ------------      ------------
NET INCOME                                                     $     36,603     $      1,056      $      8,567
                                                               ============     ============      ============
Per Share Data (Note 1):
   Earnings per share                                          $       0.51     $       0.02      $       0.14
                                                               ============     ============      ============
   Weighted average number of common and common
      equivalent shares                                          72,058,000       67,280,000        61,612,000
                                                               ============     ============      ============

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                        UNREALIZED
                                         COMMON STOCK         ADDITIONAL                GAIN(LOSS)     RETAINED      TOTAL
                                  -------------------------    PAID-IN     DEFERRED    ON SHORT-TERM   EARNINGS   STOCKHOLDERS'
                                     SHARES       AMOUNT       CAPITAL   COMPENSATION   INVESTMENTS    (DEFICIT)     EQUITY
                                   ----------   ----------   ----------  ------------   -----------   ----------    ----------
BALANCE AT JANUARY 1, 1994         49,350,440   $       12   $   68,348   $     (257)   $       --    $   (2,867)   $   65,236
  Exercise of common stock          1,484,104            1          203           --            --            --           204
   options
  Tax benefits from exercise of
   common stock options                    --           --          962           --            --            --           962
  Amortization of deferred
   compensation                            --           --           --           87            --            --            87
  Unrealized loss on short-term
   investments, net of tax
   benefit of $141                         --           --           --           --          (210)           --          (210)
  Net income                               --           --           --           --            --         8,567         8,567
                                   ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1994       50,834,544           13       69,513         (170)         (210)        5,700        74,846
  Issuance of common stock for
   cash, net of offering costs
   of $842                          2,000,000            1       10,969           --            --            --        10,970
  Exercise of warrants              5,771,124            1        2,726           --            --            --         2,727
  Exercise of common stock          2,024,380           --        1,440           --            --            --         1,440
   options
  Issuance of common stock
   sold under Employee Stock
   Purchase Plan                       79,020           --          386           --            --            --           386
  Tax benefits from exercise of
   common stock options                    --           --        2,141           --            --            --         2,141
  Amortization of deferred
   compensation                            --           --           --           88            --            --            88
  Unrealized gain on short-term
   investments, net of tax of ($181)       --           --           --           --           277            --           277
  Net income                               --           --           --           --            --         1,056         1,056
                                   ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1995       60,709,068           15       87,175          (82)           67         6,756        93,931
  Exercise of common stock          3,258,320            1        6,252           --            --            --         6,253
   options
  Issuance of common stock
   sold under Employee Stock
   Purchase Plan                       75,208           --        1,110           --            --            --         1,110
  Tax benefits from exercise of
   common stock options                    --           --       18,245           --            --            --        18,245
  Amortization of deferred
   compensation                            --           --           --           82            --            --            82
  Unrealized gain on short-term
   investments, net of tax of $1           --           --           --           --             4            --             4
  Stock split effected as a
   stock dividend (Note 11)                --           16           --           --            --           (16)           --
  Net income                               --           --           --           --            --        36,603        36,603
                                   ----------   ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1996       64,042,596   $       32   $  112,782   $       --    $       71    $   43,343    $  156,228
                                   ==========   ==========   ==========   ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      1996           1995           1994
                                                                    --------       --------       ---------
                                                                             (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income                                                          $ 36,603       $  1,056       $   8,567
Adjustments  to reconcile  net income to net cash  provided by operating activities:
    Depreciation and amortization                                      4,683          4,048           1,726
    Gains on sales of investments                                         --           (415)         (1,185)
    Unusual loss due to unauthorized trading of investments by
       third parties                                                      --         15,827              --
    Provision for deferred tax assets                                 (7,721)        (1,400)         (2,133)
    Change in operating assets and liabilities:
       Accounts receivable                                           (10,829)        (2,876)         (4,718)
       Inventories                                                    (3,488)        (6,048)         (5,875)
       Other current assets                                           (1,651)          (421)           (508)
       Other assets                                                      (71)            (8)            (17)
       Trade accounts payable                                           (442)          (268)          4,408
       Accrued compensation                                            3,097          1,259             758
       Accrued expenses                                                6,912          1,634             537
       Income taxes  (Note 1)                                         34,472            132           3,112
                                                                    --------       --------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             61,565         12,520           4,672
                                                                    --------       --------       ---------
Cash flows from investing activities:
Purchases of short-term investments                                  (68,620)       (43,272)       (115,610)
Proceeds from sales of short-term investments                         33,025         48,711          98,817
Purchase of property and equipment                                    (7,525)        (5,909)         (2,022)
Issuance of note receivable                                               --         (2,708)             --
Purchases of long-term investments                                    (3,544)            --              --
                                                                    --------       --------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                (46,664)        (3,178)        (18,815)
                                                                    --------       --------       ---------
Cash flows from financing activities:
Net (payments on) borrowings under bank line of credit                    --         (1,000)          1,000
Proceeds from issuance of common stock                                 7,363         15,523             204
                                                                    --------       --------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              7,363         14,523           1,204
                                                                    --------       --------       ---------
Increase (decrease) in cash and cash equivalents                      22,264         23,865         (12,939)
Cash and cash equivalents at beginning of year                        24,576            711          13,650
                                                                    --------       --------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 46,840       $ 24,576       $     711
                                                                    ========       ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                   $  4,335       $ 10,887       $   3,625
                                                                    ========       ========       =========
Income tax refunds received                                         $  8,342       $     --       $      --
                                                                    ========       ========       =========

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         PairGain Technologies, Inc., (the "Company") designs, manufactures, markets and supports a comprehensive line of digital telecommunications products that enable telecommunication exchange carriers and private networks to more efficiently provide high-speed digital service to end users over the large infrastructure of unconditioned copper wires.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PairGain Services Group, Inc., which provides support services for the Company's customers worldwide; PairGain Canada Inc., a sales company focused on the Canadian market; and PairGain International Sales Corporation, a foreign sales corporation ("FSC"). All significant intercompany transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES

         Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The functional currency of the Company's Canadian subsidiary is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1996, 1995 or 1994.

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

SHORT-TERM INVESTMENTS

         Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

                           PAIRGAIN TECHNOLOGIES, INC.

INVENTORIES

         Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. The Company maintains allowances for estimated obsolete and excess inventories based upon projected sales levels.

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method. Equipment is depreciated over an estimated useful life of three years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns. Revenue for technology and licensing fees and royalty income is recognized when earned.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

PER SHARE INFORMATION

         Earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock and are calculated using the treasury stock method.

STOCK SPLIT

         All share and per share amounts have been adjusted to reflect the two-for-one stock splits, effective June 18, 1996 and December 18, 1996, for all periods presented. (See Note 11)

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". (See Note 12)

STATEMENT OF CASH FLOWS

         Significant noncash transactions in 1996, 1995 and 1994 affecting the Company's accounts consisted of tax benefits from exercises of common stock options of $18.2 million, $2.1 million and $962,000, respectively.

2.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

         The Company markets its products principally to telephone companies in the United States and Canada. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been insignificant. Sales to major customers as a percentage of total product revenue were as follows:

                           PAIRGAIN TECHNOLOGIES, INC.

                                      1996           1995           1994
                                  -------------- -------------  -------------
    Customer A                          15%           15%            18%
    Customer B                          13%           17%            19%
    Customer C                          12%           12%            13%
    Customer D                          10%           11%            10%

         A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

         Revenues from HiGain products represented approximately 76% of the Company's total revenues in each of the years 1996, 1995 and 1994. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's financial condition and results of operations.

3.  SHORT-TERM INVESTMENTS

         Short-term investments as of December 31, 1996 and 1995 are summarized as follows:

                                                                        GROSS           GROSS
                                                                     UNREALIZED      UNREALIZED         FAIR
                                                       COST             GAINS          LOSSES           VALUE
                                                  ---------------- ---------------- -------------- ----------------
                                                                           (IN THOUSANDS)
 1996
     Municipal bonds                                   $  59,686        $      41      $      --        $  59,727
     Other short-term investments                          5,982               70             --            6,052
                                                  ---------------- ---------------- -------------- ----------------
                                                       $  65,668        $     111      $      --        $  65,779
                                                  ================ ================ ============== ================

 1995
     Municipal bonds                                   $  31,042        $     107      $      --        $  31,149
                                                  ================ ================ ============== ================

         Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity were $71,000 and $67,000 in 1996 and 1995, respectively.

         The amortized cost and estimated fair value of investments at December 31, 1996 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                                                                                   FAIR
                                                                            COST                  VALUE
                                                                       ----------------      -----------------
                                                                                   (IN THOUSANDS)
         Due in one year or less                                              $ 30,084               $ 30,242
         Due after one year through three years                                 35,584                 35,537
                                                                       ----------------      -----------------
                                                                              $ 65,668               $ 65,779
                                                                       ================      =================

                           PAIRGAIN TECHNOLOGIES, INC.

4.  INVENTORIES

         Inventories consist of:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                     1996                 1995
                                                    -------              -------
                                                           (IN THOUSANDS)
Finished goods                                      $10,597              $ 7,842
Work in process                                       9,745                9,693
Purchased parts                                       5,668                4,987
                                                    -------              -------
                                                    $26,010              $22,522
                                                    =======              =======

5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
                                                            (IN THOUSANDS)
Machinery and equipment                                 $ 16,888       $  9,772
Leasehold improvements                                     1,520          1,111
                                                        --------       --------
                                                          18,408         10,883
Less accumulated depreciation and amortization            (8,113)        (4,481)
                                                        --------       --------
                                                        $ 10,295       $  6,402
                                                        ========       ========

6.  NOTE RECEIVABLE AND LONG-TERM INVESTMENTS

         On July 20, 1995, the Company entered into certain agreements with Sourcecom Corporation of Westlake Village, California ("Sourcecom"). Sourcecom designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom
$2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.25% at December 31, 1996), payable monthly, with the principal balance due July 1999.

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

                           PAIRGAIN TECHNOLOGIES, INC.

7.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.25% at December 31, 1996). At December 31, 1996, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at December 31, 1996. The agreement expires May 1, 1997.

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

9.  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                                                   1996        1995         1994
                                                                                ----------- ------------ -----------
                                                                                          (IN THOUSANDS)
Current:
   Federal                                                                       $25,179      $ 8,150     $ 5,546
   State and foreign                                                               5,358        2,432       1,200
                                                                                 -------      -------     -------
Total current                                                                     30,537       10,582       6,746
                                                                                 -------      -------     -------
Deferred:
   Federal                                                                        (6,600)      (1,207)     (1,875)
   State and foreign                                                              (1,121)        (193)       (258)
                                                                                 -------      -------     -------
Total deferred                                                                    (7,721)      (1,400)     (2,133)
                                                                                 -------      -------     -------
Total provision                                                                  $22,816      $ 9,182     $ 4,613
                                                                                 =======      =======     =======

         The provision for income taxes for the years ended December 31, 1996, 1995, and 1994 differs from the U.S. federal statutory tax expense for the years as follows:

                                                                                   1996        1995         1994
                                                                                ----------- ------------ -----------
                                                                                           (IN THOUSANDS)
 U.S. federal statutory tax expense                                              $20,797      $ 3,583     $ 4,481
 Unusual loss due to unauthorized trading of investments by third parties             --        4,980          --
 State taxes, net of federal tax benefit                                           2,104        1,422         792
 Decrease in valuation allowance for deferred tax assets                              --           --        (994)
 Other items, net                                                                    (85)        (803)        334
                                                                                 -------      -------     -------
 Total provision                                                                 $22,816      $ 9,182     $ 4,613
                                                                                 =======      =======     =======

                           PAIRGAIN TECHNOLOGIES, INC.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components for the Company's deferred tax assets at December 31 are as follows:

                                                                              1996              1995
                                                                            --------           --------
                                                                                  (IN THOUSANDS)
        Deferred tax assets:
             Inventory and related reserves                                 $  6,867           $  1,915
             Warranty reserve                                                  1,538                400
             Other reserves and accruals                                       1,450                457
             Other                                                             1,219                581
                                                                            --------           --------
        Total deferred tax assets                                           $ 11,074           $  3,353
                                                                            ========           ========

10.  COMMITMENTS

         The Company has entered into several operating leases for its facilities with varying terms and escalation clauses. Future annual minimum lease payments under the noncancelable operating leases are as follows:

                               Years ending December 31,       (IN THOUSANDS)
                            ---------------------------------  ----------------
                                          1997                    $  1,195
                                          1998                       1,122
                                          1999                       1,002
                                          2000                         670
                                          2001                         601
                                       Thereafter                    1,522
                                                                  --------
                                                                  $  6,112
                                                                  ========

         Rent expense for the years ended December 31, 1996, 1995 and 1994 aggregated $717,000, $424,000 and $298,000, respectively.

11.  STOCKHOLDERS' EQUITY

STOCK SPLITS

         In June 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation (the "Amendment") to increase the authorized Common Stock of the Company from 30 million shares, par value $.001, to 60 million shares, par value $.0005, and to effect a two-for-one stock split (the "Stock Split").

         In December 1996, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Second Amendment") to increase the authorized Common Stock of the Company from 60 million shares, par value $.0005, to 175 million shares, par value $.0005. The Second Amendment was proposed to facilitate a two-for-one stock split (the "Second Stock Split") which was effected in the form of a 100% stock dividend.

                           PAIRGAIN TECHNOLOGIES, INC.

         All references in the accompanying consolidated financial statements related to common stock, common stock options, common stock warrants and earnings per share have been adjusted to reflect both stock splits.

SECONDARY PUBLIC OFFERING

         In March 1995, the Company completed a secondary offering and sold 2,000,000 shares of its common stock at a price of $5.91 per share. The net proceeds raised by the Company were approximately $10,970,000. In connection with the offering, certain outstanding warrants were exercised to purchase 5,750,620 shares of common stock at an aggregate exercise price of $2,717,000.

WARRANTS

         In 1995, the Company granted warrants for the purchase of 40,000 shares of its common stock at exercise prices of $5.00 to $6.25 per share in exchange for services. Such warrants were outstanding at December 31, 1996 and expire beginning in May 1998 through September 1999.

         In 1993, the Company granted warrants for the purchase of 57,240 shares of its common stock at an exercise price of $0.47 per share to a company and its affiliate in connection with an equipment leasing transaction. Such warrants were exercised during 1995.

12.  STOCK OPTION PLANS

1993 EMPLOYEE STOCK OPTION PLAN

         Under the Company's 1993 Stock Option/Stock Issuance Plan ("the Plan"), which is the successor plan to its 1990 Stock Option Plan ("the 1990 Plan"), a Committee consisting of non-employee members of its Board of Directors, is authorized to grant stock options or issue common stock to officers, key employees, members of the Board of Directors, and certain consultants or other independent contractors of the Company. In addition, the Plan also provides for the purchase of the Company's common stock by eligible individuals at a price per share not less than 85% of the fair market value at the time of issuance. No shares have been issued under the purchase provisions. Incentive options are granted at a price equal to 100% of the fair market value at the date of grant (at least 85% of the fair market value for non-qualified options) and vested options are exercisable for a period determined by the Committee that is not to exceed ten years from the date of grant. Options issued under the 1990 Plan are exercisable immediately upon grant and shares issued related to options exercised but not vested are subject to repurchase by the Company at the exercise price of such options. At the discretion of the Committee, the Plan provides option holders stock appreciation rights which allow the holder to exercise such options in exchange for the payment of the difference between the fair market value and option price of the underlying shares in the form of cash or shares of common stock. Under certain circumstances in the event of a merger, sale or other significant transaction involving the Company, the options and stock issued may become fully vested and exercisable.

         In January 1995, the Company's Board of Directors approved an increase in the number of common shares reserved and available for issuance under the Plan from 14,800,000 shares to 18,800,000 shares.

                           PAIRGAIN TECHNOLOGIES, INC.

1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         In June 1996, the Company's stockholders approved the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Under the terms of the Directors Plan, 400,000 shares of Common Stock have been reserved for issuance to non-employee members of the Board. Following the 1996 Annual Meeting, initial options to purchase 40,000 shares of the Company's Common Stock were granted to each non-employee director who had not previously received any stock option grants from the Company. On an annual basis beginning with the 1997 Annual Meeting, an option to purchase an additional 20,000 shares of Common Stock will be granted to each individual who is to continue to serve as a non-employee Board member. There is no limit to the number of such annual 20,000-share option grants any one non-employee Board member may receive over his or her period of continued Board service during the term of the Directors Plan. Each option will have an exercise price per share equal to 100% of the fair market value per share of Common Stock on the option grant date and a maximum term of ten years measured from the option grant date. Each option will be immediately exercisable for all the option shares, but any purchased shares will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service. Each initial option grant will vest (and the Company's repurchase rights will lapse) in four successive equal annual installments over the optionee's period of Board service, with the first such installment to vest upon the completion of one year of Board service measured from the option grant date. Additional option grants will vest (and the Company's repurchase rights will lapse) upon the completion of one year of Board service measured from the option grant date. The term of the Directors Plan is ten years.

         Option activity under the plans is as follows:

                                                                                          WEIGHTED
                                                                         NUMBER OF        AVERAGE
                                                                          SHARES       EXERCISE PRICE
                                                                      ---------------  ----------------
Outstanding, January 1, 1994                                             9,630,784         $ 0.35
Granted                                                                  3,240,400         $ 2.36
Exercised                                                               (1,484,104)        $ 0.07
Canceled                                                                  (705,908)        $ 1.52
                                                                       -----------
Outstanding, December 31, 1994
     (4,649,244 exercisable at a weighted average price of $0.34)       10,681,172         $ 0.90

Granted (weighted average fair value of $2.96)                           4,956,400         $ 5.14
Exercised                                                               (2,024,380)        $ 0.71
Canceled                                                                  (286,700)        $ 3.39
                                                                       -----------
Outstanding, December 31, 1995
     (5,692,132 exercisable at a weighted average price of $0.66)       13,326,492         $ 2.48

Granted (weighted average fair value of $12.11)                          2,843,000         $20.95
Exercised                                                               (3,258,320)        $ 1.92
Canceled                                                                  (228,611)        $ 6.87
                                                                       ===========
Outstanding, December 31, 1996                                          12,682,561         $6.68
                                                                       ===========

                           PAIRGAIN TECHNOLOGIES, INC.

         The outstanding stock options primarily vest ratably over a four year period. Stock options outstanding at December 31, 1996 are summarized as follows:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ----------------------------------------------------- --------------------------------------
                                                 WEIGHTED
                                                 AVERAGE
                              NUMBER            REMAINING        WEIGHTED            NUMBER             WEIGHTED
       RANGE OF            OUTSTANDING AT      CONTRACTUAL        AVERAGE        EXERCISABLE AT          AVERAGE
   EXERCISE PRICES        DECEMBER 31, 1996        LIFE       EXERCISE PRICE    DECEMBER 31, 1996    EXERCISE PRICE
-----------------------  -------------------- --------------- ---------------- --------------------- ----------------
    $0.04 - $0.07                3,503,410         5.3              $ 0.07              3,494,568          $ 0.07
    $0.83 - $3.44                3,364,276         7.4              $ 2.48              1,538,184          $ 2.17
    $4.00 - $7.63                3,029,223         8.6              $ 5.86                781,781          $ 5.79
   $10.31 - $17.31               1,328,258         9.2              $14.15                 91,990          $13.40
   $20.50 - $30.00               1,457,394         9.6              $27.19                142,182          $26.39
                         -------------------- --------------- ---------------- --------------------- ----------------

    $0.04 - $30.00              12,682,561         7.5              $ 6.68              6,048,705          $ 2.16
                         ====================                                  =====================

         At December 31, 1996, 1,039,615 and 320,000 shares were available for future grants under the Option Plan and Directors' Plan, respectively.

EMPLOYEE STOCK PURCHASE PLAN

         Under the Company's Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the Purchase Plan was 75,208 and 79,020 shares in 1996 and 1995 at weighted average prices of $14.77 and $4.89, respectively. The weighted average fair value, per share, of the 1996 and 1995 awards was $17.38 and $5.75, respectively. At December 31, 1996, 845,772 shares were reserved for future issuances under the Purchase Plan.

ADDITIONAL STOCK PLAN INFORMATION (SFAS NO. 123)

         As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

         SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                           PAIRGAIN TECHNOLOGIES, INC.

         The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months following vesting; stock volatility, 65% in 1996 and 65% in 1995; risk free interest rates, 6.26% in 1996 and 6.11% in 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $31.3 million, or $0.43 per share, in 1996 and a loss of $258,000, or $0.00 per share, in 1995. These amounts are based on calculated values for option awards in 1996 and 1995 of $34.4 million and $14.7 million, respectively. The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation may apply to all applicable stock options.

13.  EMPLOYEE BENEFIT PLANS

         The Company sponsors a defined contribution 401(K) Savings and Investment Plan, which was established in 1993, covering substantially all of the Company's employees subject to certain eligibility requirements. At its discretion, the Company may make contributions to the plan. In April 1996, the Board approved a resolution to match employee contributions provided that a threshold earnings per share level was reached. Employee deferrals from April 28, 1996 through December 31, 1996 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed $500 per employee. Matching contributions vest over a period of four years of service. The aggregate accrual for this contribution included in the accompanying consolidated balance sheet as of December 31, 1996 was $145,000. No contributions were made by the Company in 1995 or 1994.

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

         The Company's outside directors retained independent legal counsel and forensic accountants to determine the facts and circumstances surrounding this matter. This investigation revealed no improper involvement by any Company director, officer or employee in the unauthorized trading. Additionally, the investigation found that the Company was provided with fictitious statements by Capital Insight, and the Company had actually incurred substantial losses in the second quarter of 1995. During the third and fourth quarters of 1995, the unauthorized trading generated significant gains resulting in net trading losses of $15.8 million for the year. Furthermore, it was determined that the 1994 statements provided by this advisor and relied upon by the Company for its quarterly reporting were also incorrect. Although total financial results for 1994 were not impacted by these false statements, previously reported 1994 quarterly financial statements did not reflect the proper periods in which the trading gains and losses occurred. Based on the results of the investigation, the Company amended its quarterly statements for both 1994 and 1995 to reflect the proper reporting of the trading gains and losses.

                           PAIRGAIN TECHNOLOGIES, INC.

         In January 1996, the Company filed suit in Los Angeles federal court against Mr. S. Jay Goldinger and Capital Insight, Inc. charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

15. SETTLEMENT INCOME RELATED TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

         In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president. The derivative complaint stated causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets by reason of unusual losses incurred by the Company as a result unauthorized trading of investment by third parties (See Note 14). The suit sought an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

         In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement in November 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and paid plaintiff's attorneys fees of $450,000. The impact of the settlement has been recorded in the Company's financial statements for the year ended December 31, 1996.

16.  SUBSEQUENT EVENTS

         On February 27, 1997, the Company acquired all the outstanding shares of Avidia Systems, Inc., ("Avidia") pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") among Avidia and others, with Avidia surviving as a wholly-owned subsidiary of the Company (the "Acquisition"). The Avidia Common Stock, Preferred Stock and outstanding options and warrants to purchase Avidia Common Stock were converted into the right to receive approximately 2,366,865 shares of the Company's Common Stock, consisting of directly issued shares and warrants and options to acquire the Company's Common Stock. The Company intends to account for the Acquisition as a pooling-of-interests.

         Avidia was formed in December 1995 to address the growing market requirements for high-speed, low-cost desktop networking products in business and residential environments. Avidia has entered that market with a family of standards-compliant ATM ("Asynchronous Transfer Mode") digital desktop products, including high performance ATM switches for 25 Mbps connectivity for the corporate, government and education markets. The Company intends to continue to market Avidia's line of ATM desktop products under the Avidia name.

         Following is pro forma revenue, net income and earnings per share had the acquisition occurred as of January 1, 1996.

                                                PRO FORMA CONSOLIDATED
                                                ----------------------
                                                (IN THOUSANDS, EXCEPT
                                                  EARNINGS PER SHARE)
        Revenues                                       $ 205,505
        Net income                                     $  34,908
        Earnings per share                             $    0.47


         The pro forma information presented is not necessarily indicative of either the results of operations that would have occurred had the merger been effected on January 1, 1996 nor of future results of operations.

                           PAIRGAIN TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                         ADDITIONS
                                                  ------------------------
                                    BALANCE AT    CHARGED TO    CHARGED TO
                                   BEGINNING OF   COSTS AND        OTHER                     BALANCE AT
DESCRIPTION                           PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS   END OF PERIOD
                                   ------------   ----------    ----------    ----------   -------------
                                                             (IN THOUSANDS)
Year ended December 31, 1996:
Allowance for doubtful accounts
  receivable                         $    469      $    428      $      3      $     --      $    900
Inventory reserves                      4,235        13,877            --         3,456        14,656
                                     --------      --------      --------      --------      --------
Total                                $  4,704      $ 14,305      $      3      $  3,456      $ 15,556
                                     ========      ========      ========      ========      ========
Year ended December 31, 1995:
Allowance for doubtful accounts
  receivable                         $    298      $    159      $     91      $     79      $    469
Inventory reserves                      1,882         3,353            --         1,000         4,235
                                     --------      --------      --------      --------      --------
Total                                $  2,180      $  3,512      $     91      $  1,079      $  4,704
                                     ========      ========      ========      ========      ========
Year ended December 31, 1994:
Allowance for doubtful accounts
  receivable                         $    155      $    150      $     --      $      7      $    298
Inventory reserves                      1,183           812            --           113         1,882
                                     --------      --------      --------      --------      --------
Total                                $  1,338      $    962      $     --      $    120      $  2,180
                                     ========      ========      ========      ========      ========