Form 10-K/A
period 1996-12-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1997-04-30
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /


         Based on the closing sale price of Nasdaq National Market on January 31, 1997, the aggregated market value of the voting stock held by non affiliates of the registrant was $2,594,697,000. The number of shares outstanding of the registrant's common stock, $.0005 par value, was 64,527,013 on January 31, 1997.

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


         In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and paid plaintiff's attorneys fees of $450,000. The impact of the settlement has been recorded in the Company's financial statements for the year ended December 31, 1996, included in this Form 10-K/A beginning on page F-1.


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

RESULTS OF OPERATIONS


         The results of operations discussed below are comprised of two sections, the first section compares 1996 to 1995 for all items noted on the Consolidated Statements of Income contained in a separate section of this Annual Report on Form 10-K/A commencing on page F-1. The second section compares 1995 to 1994 for the same items.


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

     Gross Profit


         Gross profit represents total revenues for a period, including technology fees and royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. In 1996, the Company's gross profit as a percentage of total revenues continued at 48% in spite of decreases in average sales prices, a decline in technology fees and royalty income and increases in overhead spending and provisions for inventory and related reserves. The Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume, was the primary reason for the Company's ability to maintain gross margin at 48% of revenues.

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

         In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and the Company paid plaintiff's attorneys fees of

$450,000. The impact of the settlement has been recorded in the Company's financial statements for the year ended December 31, 1996, included in this Form 10-K/A.


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


         As of December 31, 1996, the Company had $112.6 million in cash, cash equivalents and short-term investments and $139.6 million in working capital, compared to $55.7 million in cash, cash equivalents and short-term investments and $84.8 million in working capital in 1995. The increase in the Company's accounts receivable to $23.9 million at December 31, 1996, compared to $13.0 million at December 31, 1995, was primarily due to increased sales for the period. Days sales outstanding was 35 days in 1996 compared to 34 in 1995. Gross inventories increased $13.9 million to $40.7 million at December 31, 1996 compared to $26.8 million at December 31, 1995, due to increased stocking levels to support future shipments. Further increases in gross inventories were avoided by the Company's implementation of an inventory and production management program with several of its key component suppliers and assembly sub-contractors during the fourth quarter of 1996. As a result of this program, the Company was able to reduce its component and purchased material inventories by approximately $9.0 million. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories increased to $14.6 million at December 31, 1996 compared to $4.2 million at December 31, 1995. The primary reasons for the increase in these reserves were: (a) an increase in components, materials and sub-assemblies to support production builds; (b) an increase in excess and obsolete inventories; (c) valuation reductions due to product cost reduction programs; and (d) an increase in test and evaluation inventories of new products on trial at customers. While the Company continued to maintain high levels of gross inventories in 1996, as a result of the above, net inventory turns increased from two-and-a-half times in 1995 to four times in 1996.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The Company's consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K/A beginning on page F-1 and S-1, respectively.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)  FINANCIAL STATEMENTS:


         The following financial statements are included in a separate section of this Annual Report on Form 10-K/A commencing on page F-1:


     Independent Auditors' Reports
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

        (2)  FINANCIAL STATEMENT SCHEDULE:


         The following financial schedule for the years 1996, 1995 and 1994 is included in a separate section of this Annual Report on Form 10-K/A commencing on page S-1:


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

              (e)    10.37 Lease Agreement dated May 30, 1996 between the
                           Registrant and Parker-Raleigh Development XXIII, Limited Partnership

              (f)    10.38 PairGain Technologies, Inc. 1996 Non-Employee
                           Directors Stock Option Plan

              (g)    10.39 Amendment to Certificate of Incorporation of PairGain
                           Technologies, Inc.

              (i)    10.40 Amendment to Certificate of Incorporation of PairGain
                           Technologies, Inc.

              (j)    10.41 Lease Agreement dated December 25, 1996 between the
                           Registrant and the Cheek Family Trust "D"

              (j)    10.42 Lease Agreement dated January 7, 1997 between the
                           Registrant and Catellus Development Corporation

                     11.1  Statement Regarding Computation of Earnings Per Share

              (h)    20.1 Notice to Company Shareholders of Hearing on Proposed
                          Settlement of derivative Action, Case No. 758117.

              (b)    21.  Subsidiaries of the Registrant

              (b)    23.1 Consent of Ernst & Young LLP, Independent Auditors

                     23.2 Consent of Deloitte & Touche LLP, Independent Auditors

              (j)    27    Financial Data Schedule

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


(j) Incorporated herein by reference to the same Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 19, 1997.


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


                                                                         PAIRGAIN TECHNOLOGIES, INC.

        Date:     April 30, 1997                      By:                  /S/ CHARLES S. STRAUCH
                                                           -------------------------------------------------------
                                                                             Charles S. Strauch
                                                                                (Registrant)
                                                                    Chairman and Chief Executive Officer
                                                                        (Principal Executive Officer)

        Date:     April 30, 1997                      By:                  /S/ CHARLES W. MCBRAYER
                                                           -------------------------------------------------------
                                                                             Charles W. McBrayer
                                                                 Vice President, Finance and Administration
                                                                           Chief Financial Officer
                                                                        (Principal Financial Officer)

        Date:     April 30, 1997                      By:                    /S/ ROBERT R. PRICE
                                                           -------------------------------------------------------
                                                                               Robert R. Price
                                                                            Corporate Controller
                                                                       (Principal Accounting Officer)


--------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                   Signature                                    Title                         Date
                   ---------                                    ------                        -----
      /S/ CHARLES S. STRAUCH                        Chairman, Chief Executive             April 30, 1997
      ------------------------------------             Officer and Director
      Charles S. Strauch

      /S/ HOWARD S. FLAGG                           President and Director                April 30, 1997
      ------------------------------------
      Howard S. Flagg

      /S/ BENEDICT A. ITRI                          Chief Technical Officer               April 30, 1997
      ------------------------------------             and Director
      Benedict A. Itri

      /S/ ROBERT C. HAWK                            Director                              April 30, 1997
      ------------------------------------
      Robert C. Hawk

      /S/ ROBERT A. HOFF                            Director                              April 30, 1997
      ------------------------------------
      Robert A. Hoff

      /S/ B. ALLEN LAY                              Director                              April 30, 1997
      ------------------------------------
      B. Allen Lay

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
                                     ========      ========      ========      ========      ========

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT NO.                    DESCRIPTION                         NUMBERED PAGE
-----------                    -----------                         -------------

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

(e)    10.37 Lease Agreement dated May 30, 1996 between the
             Registrant and Parker-Raleigh Development XXIII,
             Limited Partnership

(f)    10.38 PairGain Technologies, Inc. 1996 Non-Employee
             Directors Stock Option Plan

(g)    10.39 Amendment to Certificate of Incorporation of PairGain
             Technologies, Inc.

(i)    10.40 Amendment to Certificate of Incorporation of PairGain
             Technologies, Inc.

(j)    10.41 Lease Agreement dated December 25, 1996 between the
             Registrant and the Cheek Family Trust "D"

(j)    10.42 Lease Agreement dated January 7, 1997 between the
             Registrant and Catellus Development Corporation

       11.1  Statement Regarding Computation of Earnings Per Share

(h)    20.1 Notice to Company Shareholders of Hearing on Proposed
            Settlement of derivative Action, Case No. 758117.

(b)    21.  Subsidiaries of the Registrant

(b)    23.1 Consent of Ernst & Young LLP, Independent Auditors

       23.2 Consent of Deloitte & Touche LLP, Independent Auditors

(j)    27    Financial Data Schedule

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


(j) Incorporated herein by reference to the same Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 19, 1997.


     (b)  REPORTS ON FORM 8-K:

         A Form 8-K was filed on March 5, 1997 reporting the Company's acquisition of Avidia Systems, Inc. on February 27, 1997.