Form 10-Q
period 1997-03-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1997-05-15
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   FOR THE FIRST QUARTER ENDED MARCH 31, 1997


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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes       X       No
                                ---------        ---------



THERE WERE 67,415,390 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON MARCH 31, 1997.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                                  Page
                                                                               -----------
Part I.         Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Balance Sheets
                        at March 31, 1997 and December 31, 1996                     3

                      Condensed Consolidated Statements of Income
                        for the three months ended March 31, 1997 and 1996          4

                      Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1997 and 1996          5

                      Notes to Condensed Consolidated Financial Statements          6

        Item 2.       Management's Discussion and Analysis
                        of Financial Condition and Results of Operations           14

Part II.        Other Information

        Item 1.       Legal Proceedings                                            18

        Item 2.       Changes in Securities                                        18

        Item 3.       Defaults upon Senior Securities                              18

        Item 4.       Submission of Matters to a Vote of Security Holders          18

        Item 5.       Other Information                                            18

        Item 6.       Exhibits and Reports on Form 8-K                             18

Signatures                                                                         19

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    1997                1996
                                                                                  ---------         -----------
                                                                                 (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                    $  65,642          $  48,416
     Short-term investments (Note 4)                                                 66,021             65,779
     Accounts receivable                                                             35,065             23,888
     Inventories (Note 5)                                                            23,254             26,149
     Other current assets and deferred taxes                                         14,677             13,857
                                                                                  ---------          ---------
TOTAL CURRENT ASSETS                                                                204,659            178,089
Property and equipment, net (Note 6)                                                 11,592             10,390
Note receivable and long-term investments (Note 7)                                    6,252              6,252
Other assets                                                                            266                273
                                                                                  ---------          ---------
TOTAL ASSETS                                                                      $ 222,769          $ 195,004
                                                                                  =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other current liabilities                               $  41,604          $  37,408
     Bank line of credit (Note 8)                                                        --                 --
                                                                                  ---------          ---------
TOTAL CURRENT LIABILITIES                                                            41,604             37,408
                                                                                  ---------          ---------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (Note 9):
     Preferred stock, $.001 par value:
       Authorized shares - 2,000,000
       Issued and outstanding shares - None                                              --                 --
     Common stock, $.0005 par value:
       Authorized shares - 175,000,000
       Issued and outstanding shares - 67,415,390 and 66,278,293 at March
        31, 1997 and December 31, 1996, respectively                                     34                 33
     Additional paid-in capital                                                     128,243            116,081
     Deferred compensation                                                             (218)              (237)
     Unrealized gain on marketable securities                                            84                 71
     Retained earnings                                                               53,022             41,648
                                                                                  ---------          ---------
TOTAL STOCKHOLDERS' EQUITY                                                          181,165            157,596
                                                                                  ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 222,769          $ 195,004
                                                                                  =========          =========

            See notes to condensed consolidated financial statements.

                          PAIRGAIN TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                        1997            1996
                                                                       -------         -------
                                                                                     (RESTATED)
                                                                                 (SEE NOTES 1 AND 2)
REVENUES                                                               $70,749         $40,511
Cost of revenues                                                        35,780          21,472
                                                                       -------         -------

Gross profit                                                            34,969          19,039
                                                                       -------         -------

Operating expenses:
   Research and development                                              6,158           3,648
   Selling and marketing                                                 4,800           3,724
   General and administrative                                            2,433           2,335
   Merger expenses (Note 1)                                              2,642              --
                                                                       -------         -------

Total operating expenses                                                16,033           9,707
                                                                       -------         -------

INCOME FROM OPERATIONS                                                  18,936           9,332

Interest and other income, net                                           1,249             765
                                                                       -------         -------

Income before income taxes                                              20,185          10,097

Provision for income taxes (Note 1)                                      8,811           3,875
                                                                       -------         -------

NET INCOME                                                             $11,374         $ 6,222
                                                                       =======         =======

Per Share Data (Note 1):
  Earnings per share                                                   $  0.15         $  0.09
                                                                       =======         =======

Weighted average number of common and common equivalent shares
                                                                        75,539          71,772
                                                                       =======         =======

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                1997              1996
                                                                              --------          --------
                                                                                               (RESTATED)
                                                                                           (SEE NOTES 1 AND 2)
Cash flows from operating activities:
Net income                                                                    $ 11,374          $  6,222
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                1,601               975
    Merger expenses paid by former Avidia shareholders                           1,184                --
Change in operating assets and liabilities:
    Accounts receivable                                                        (11,177)             (918)
    Inventories                                                                  2,895            (2,711)
    Other current assets                                                          (820)              426
    Other assets                                                                     7                --
    Accounts payable and other current liabilities                              10,893             6,894
    Federal income tax refund                                                      950             6,900
                                                                              --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       16,907            17,788
                                                                              --------          --------

Cash flows from investing activities:
Net purchases of short-term investments                                           (530)             (272)
Purchase of property and equipment                                              (2,482)             (995)
                                                                              --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                           (3,012)           (1,267)
                                                                              --------          --------

Cash flows from financing activities:
Proceeds from issuance of common stock                                           3,331             1,690
                                                                              --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        3,331             1,690
                                                                              --------          --------

Increase in cash and cash equivalents                                           17,226            18,211
Cash and cash equivalents at beginning of period                                48,416            24,576
                                                                              ========          ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 65,642          $ 42,787
                                                                              ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                             $     --          $     --
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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         PairGain Technologies, Inc., ("PairGain" or the "Company") designs, manufactures, markets and supports products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, high-speed Internet access, telecommuting, wide area networking and video conferencing.

         On February 27, 1997, the Company acquired Avidia Systems, Inc. ("Avidia"). (See Note 2) Avidia is engaged in the business of developing, manufacturing and marketing xDSL aggregation products and network switching products based on Asynchronous Transfer Mode ("ATM") technology.

         The accompanying condensed consolidated financial statements as of December 31, 1996 and for the quarter ended March 31, 1996 have been restated to reflect the business combination between PairGain and Avidia accounted for on a pooling-of-interests basis and are based on each company's respective historical financial statements and notes thereto.

INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1997, and consolidated results of operations for the three months ended March 31, 1997, and March 31, 1996, and cash flows for the three months ended March 31, 1997, and March 31, 1996. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of results to be expected for the full year ending December 31, 1997.

         Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 1996 and the audited supplemental consolidated financial statements included in Form S-3, as amended, filed with the SEC on May 1, 1997.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)


PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PairGain Services Group, Inc., which provides support services for the Company's customers worldwide; PairGain Canada Inc., a sales company focused on the Canadian market; PairGain International Sales Corporation, a foreign sales corporation ("FSC") and Avidia. All significant intercompany transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES

         Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations". The functional currency of the Company's Canadian subsidiary is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1997 or 1996.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 1997 and December 31, 1996. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)

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

MERGER EXPENSES

         All expenses related to the Company's business combination with Avidia have been charged against the operations of the Company in the quarter ended March 31, 1997.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)


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

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," ("SFAS No. 128"), in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

         Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

         The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. Basic and diluted EPS, as computed under SFAS No. 128, would have been $0.17 and $0.15 per share, respectively, for the three months ended March 31, 1997.

STOCK SPLITS

         All share and per share amounts have been adjusted to reflect the two-for-one stock splits, effective June 18, 1996 and December 18, 1996, for all periods presented. (See Note 9)

STATEMENT OF CASH FLOWS

         The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $7.6 million and $3.5 million during the quarters ended March 31, 1997 and 1996, respectively. In the quarter ended March 31, 1997, the Company recorded a contribution to capital of $1.2 million related to the merger expenses paid by former Avidia shareholders.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)


ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

2.  ACQUISITION OF AVIDIA

         On February 27, 1997, the Company acquired Avidia pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") among Avidia and others, with Avidia surviving as a wholly-owned subsidiary of the Company (the "Acquisition") in a transaction accounted for as a pooling-of-interests. Pursuant to the Merger Agreement, the Company issued approximately 2,235,637 shares of PairGain Common Stock to Avidia stockholders in exchange for all outstanding Avidia Common Stock and Preferred Stock and vested warrants to purchase Avidia Common Stock. In addition, outstanding options and unvested warrants to purchase Avidia Common Stock were exchanged for options and warrants to purchase approximately 232,521 and 131,168 shares, respectively of the Company's Common Stock. The Company's historical consolidated financial statements have been restated to reflect the financial position and results of operations of Avidia.

3.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

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

         Revenues from HiGain products represented approximately 75% and 82% of the Company's total revenues for the quarters ended March 31, 1997 and 1996, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)

4.  SHORT-TERM INVESTMENTS

         Short-term investments as of March 31, 1997 and December 31, 1996 are summarized as follows:


                                                           GROSS           GROSS
                                                         UNREALIZED      UNREALIZED
                                           COST            GAINS           LOSSES         FAIR VALUE
                                          -------         -------         ---------       ----------
                                                                  (IN THOUSANDS)
MARCH 31, 1997
     Municipal bonds                      $59,906         $     7         $      27         $59,886
     Other short-term investments           5,982             153                --           6,135
                                          -------         -------         ---------         -------
                                          $65,888         $   160         $      27         $66,021
                                          =======         =======         =========         =======

DECEMBER 31, 1996
     Municipal bonds                      $59,686         $    41         $      --         $59,727
     Other short-term investments           5,982              70                --           6,052
                                          -------         -------         ---------         -------
                                          $65,668         $   111         $      --         $65,779
                                          =======         =======         =========         =======

         There were no realized gains or losses during the three months ended March 31, 1997 and 1996. Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity at March 31, 1997 and December 31, 1996 were $84,000 and $71,000, respectively.

5.  Inventories

         Inventories consist of the following:


                                                                    MARCH 31,       DECEMBER 31,
                                                                      1997              1996
                                                                    ---------       ------------
                                                                          (IN THOUSANDS)

         Finished goods                                              $10,694            $10,603
         Work in process                                               6,895              9,745
         Raw materials                                                 5,665              5,801
                                                                     -------            -------
                                                                     $23,254            $26,149
                                                                     =======            =======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)


6.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:


                                                               MARCH 31,       DECEMBER 31,
                                                                 1997              1996
                                                               ---------       ------------
                                                                       (IN THOUSANDS)

         Machinery and equipment                                $ 19,013          $ 16,991
         Leasehold improvements                                    1,980             1,520
                                                                --------          --------
                                                                  20,993            18,511
         Less accumulated depreciation and amortization           (9,401)           (8,121)
                                                                --------          --------
                                                                $ 11,592          $ 10,390
                                                                ========          ========

7.  NOTE RECEIVABLE AND LONG-TERM INVESTMENTS

         In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). Sourcecom designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.5% at March 31, 1997), payable monthly, with the principal balance due July 1999.

         In April 1996, the Company purchased approximately 150,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000. In September 1996, the Company purchased approximately 321,000 shares of Sourcecom's Common Stock for an aggregate of $271,000. Shares purchased have been adjusted to reflect Source's two-for-one stock split, effective September 24, 1996.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



8.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at March 31, 1997). At March 31, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at March 31, 1997. The agreement expires May 1, 1998.

9. STOCKHOLDERS' EQUITY

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

STOCK OFFERINGS

         In a series of private placements during 1996, Avidia sold common and preferred shares which converted in the Merger into 2,235,697 of the Company's shares. The net proceeds raised were approximately $3,015,000.

WARRANTS

         In 1996, Avidia granted warrants to certain stockholders which converted in the Merger into the right to purchase approximately 131,168 shares of the Company's Common Stock at exercise prices of $3.77. Such warrants were exercised in February 1997.

         In 1995, the Company granted warrants for the purchase of 40,000 shares of its Common Stock at exercise prices of $5.00 to $6.25 per share in exchange for services. Such warrants were outstanding at March 31, 1997 and expire beginning in May 1998 through September 1999.

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


RESULTS OF OPERATIONS (quarter ended March 31, 1997, compared to quarter ended March 31, 1996)

REVENUES

         Revenues for the three months ended March 31, 1997 increased 75%, to $70.7 million, compared to $40.5 million for the three months ended March 31, 1996. This increase in revenue was primarily due a 63% increase in the unit sales volume of the Company's HiGain product, and to a lesser extent, an 88% and 55% increase in unit sales volume of the Company's PG-2 and Campus products, respectively. These increases were partially offset by declines in the average selling prices of HiGain and PG-2 products.

GROSS PROFIT

         Gross profit represents total revenues for a period, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit increased $15.9 million, or 84%, to $35.0 million for the three months ended March 31, 1997 compared to $19.0 million for the same period in the prior year. This growth in gross profit was principally attributed to the increase in the Company's revenues.

         As a percentage of revenues, gross profit was 49% for the quarter ended March 31, 1997, compared to 47% in the 1996 quarter. This increase in gross profit percentage occurred in spite of decreases in average sales prices and increases in overhead spending and provisions for inventory and related reserves. The Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume, was the primary reason that the Company was able to increase gross profit margins.

         The Company expects that increased future competition will continue to place downward pressure on the average sales prices of its existing products. Declining average sales prices may adversely affect gross product margins on the Company's existing products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit cost. The Company's ability to mitigate future declines in its gross product margin will depend in part upon its ability to introduce and sell new products with higher gross product margins and further reduce its per unit costs of existing products.

OPERATING EXPENSES

         In order to support the growth of its business, the Company continued to expand its levels of operations in research and development and sales and marketing. Accordingly, operating expenses, excluding merger expenses, increased $3.7 million, or 38%, for the three months ended March 31, 1997 as compared with the same period in the prior year. Approximately 75% of this increase was due to the addition of personnel. However, as a percentage of revenues, operating expenses decreased to 19% in the 1997 period from 24% in the 1996 quarter.

         Research and development expense increased 69%, to $6.2 million, for the three months ended March 31, 1997 compared to $3.6 million in the prior year period. This increase was primarily due to the addition of personnel including those specific to technology development, costs for developmental tools, supplies and equipment, depreciation on additions of capital equipment and prototype expenditures associated with new products.

         Selling and marketing expense increased to $4.8 million in the 1997 quarter compared to $3.7 million in the prior year quarter. The addition of personnel and trade show and travel costs primarily accounted for the increase in expenditures. A portion of this increase was the result of the Company's efforts to expand its presence in the international market. Selling and marketing expense as a percentage of revenues was 7% in the 1997 quarter compared to 9% in 1996.

         General and administrative expense was $2.4 million for the quarter ended March 31, 1997 compared to $2.3 million in the same period in the prior year. This increase in general and administrative expenses represents an overall increase in these expenses offset by declines in legal fees and provision for bad debts as compared to the prior year. As a percentage of revenues, general and administrative expense decreased to 3% in the first quarter of 1997 from 6% in 1996.

MERGER EXPENSES

         Expenses related to the Merger with Avidia aggregating approximately $2.6 million were charged against the operations of the Company in the quarter ended March 31, 1997. These expenses consisted of approximately $1.8 million in investment banker fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in miscellaneous expenses.

INCOME FROM OPERATIONS

         As a result of the above, income from operations for the quarter ended March 31, 1997 increased 103% to $18.9 million, compared to $9.3 million for the 1996 quarter. As a percentage of revenues, income from operations was 27% in the 1997 quarter compared to 23% in 1996.

         Excluding merger expenses, income from operations for the 1997 quarter increased 131% over the prior year period, and was 30% of revenues.

INTEREST AND OTHER INCOME, NET

         Net interest income increased to $1.2 million for the three months ended March 31, 1997 from $765,000 in the 1996 quarter. This increase resulted primarily from higher average cash levels available for investment. There was no interest expense for the 1997 or 1996 quarters.

PROVISION FOR INCOME TAXES

         The provision for income taxes increased to $8.8 million, for the three months ended March 31, 1997, from $3.9 million for the same period in the prior year. The Company's effective rate increased to 44% in the 1997 quarter from 38% in the 1996 quarter, due to the non-deductibility of merger expenses. Without the effect of the merger expenses, the Company's effective rate increased to 39% in the three months ended March 31, 1997, as tax credits and tax-free interest income represented a smaller proportion of total pre-tax income as a result of the earnings growth.

NET INCOME AND EARNINGS PER SHARE

         Net income for the three months ended March 31, 1997 was $11.4 million, or $0.15 per share, compared to $6.2 million or $0.09 per share for the 1996 quarter. Excluding merger expenses, net income for the 1997 quarter increased 125% to $14.0 million, or $0.19 per share.

         The weighted average number of common and common equivalent shares outstanding was 75.5 million and 71.8 million for the three months ended March 31, 1997 and 1996, respectively. This increase in common and common equivalent shares was primarily attributable to the exercise of employee stock options, the granting of options to key employees of the Company and a reduction in the number of shares assumed to be repurchased upon the exercise of options and warrants, using the treasury stock method, as a result of the Company's higher stock price in 1997 over 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had $131.7 million in cash, cash equivalents and short-term investments and $163.1 million in working capital. This is an increase of $17.5 million in cash, cash equivalents and short-term investments and $22.4 million in working capital over the December 31, 1996 amounts. These increases are primarily attributable to cash generated from operations of $16.9 million and $3.3 million from the exercise of stock options, offset by capital expenditures of $2.5 million. Accounts receivable increased to $35.1 million at March 31, 1997, compared to $23.9 million at December 31, 1996. This increase in receivables was primarily due to higher revenue levels and a larger proportion of total revenue for the 1997 quarter being shipped during the last four weeks of the quarter. Gross inventories increased $1.1 million to $41.8 million at March 31, 1997 compared to $40.7 million at December 31, 1996. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories increased to $18.6 million at March 31, 1997 compared to $14.6 million at December 31, 1996. The primary reasons for the increase in these reserves were: (a) an increase in excess and obsolete inventories; (b) valuation reductions due to product cost reduction programs; and (c) an increase in test and evaluation inventories of new products on trial at customers. Net inventory turns increased from four times for the first quarter of 1996 to six times in the 1997 quarter.

         Capital expenditures relating primarily to the purchase of computer equipment, machinery and test equipment and improvements to the Company's new engineering and production facility adjacent to its Tustin facility amounted to $2.5 million during the first quarter of 1997. The Company anticipates spending a total of $2.5 million in improvements to its new facility. Once the improvements are completed, the Company plans to use the building to consolidate its personnel and warehouse and distribution presently located in other Tustin and Santa Ana locations and to allow for its further expansion requirements. In addition, during the first quarter, the Company has committed to purchase approximately $1.5 million in manufacturing and material handling equipment. Payment for this equipment will occur during the second and third quarters of 1997. Capital expenditures in the 1996 quarter aggregated approximately $1.0 million, primarily related to expenditures for computer equipment, machinery and test equipment.

         Accounts payable and other current liabilities increased to $41.6 million at March 31, 1997 from $37.4 million at December 31, 1996. The primary reason for the increase was an increase in income taxes payable, accounts payable, accrued compensation and other accrued expenses.

         The Company believes that its current cash, cash equivalents and short-term investment balances and internally generated cash flow will be sufficient to meet its working capital and capital expenditure requirements through 1997. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings.

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

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

          (A)  Exhibits

                11.1  Computation of Earnings Per Share

                27.1  Financial Data Schedule

                27.2  Restated Financial Data Schedule

          (B)  Reports on Form 8-K

                A Form 8-K was filed on March 5, 1997 reporting the Company's acquisition of Avidia Systems, Inc. on February 27, 1997. Form 8-K/A was filed on April 25, 1997 to submit audited financial statements of Avidia Systems, Inc. for the year ended December 31, 1996, and pro forma combined financial information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PairGain Technologies, Inc.
                                   -----------------------------------------
                                                (Registrant)





  Date:   May 15, 1997                    /s/ Charles W. McBrayer
          ------------             ------------------------------------------
                                              Charles W. McBrayer
                                   Vice President, Finance and Administration
                                            Chief Financial Officer
                                           (Duly Authorized Officer)



  Date:   May 15, 1997                      /s/ Robert R. Price
          ------------             ------------------------------------------
                                                Robert R. Price
                                             Corporate Controller
                                          (Chief Accounting Officer)