Form 10-Q
period 1997-06-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1997-08-11
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE SECOND QUARTER ENDED JUNE 30, 1997


                         COMMISSION FILE NUMBER 0-22202

                           PAIRGAIN TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)


                  DELAWARE                              33-0282809
        (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation of organization)


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



THERE WERE 68,080,915 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON JUNE 30, 1997.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
Part I.         Financial Information

        Item 1.      Financial Statements

                     Condensed Consolidated Balance Sheets
                       at June 30, 1997 and December 31, 1996                                           3

                     Condensed Consolidated Statements of Income
                       for the quarters and six months ended June 30, 1997 and 1996, restated           4

                     Condensed Consolidated Statements of Cash Flows
                       for the six months ended June 30, 1997 and 1996, restated                        5

                     Notes to Condensed Consolidated Financial Statements                               6

        Item 2.      Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                                14

Part II.        Other Information

        Item 1.      Legal Proceedings                                                                 19

        Item 2.      Changes in Securities                                                             19

        Item 3.      Defaults upon Senior Securities                                                   19

        Item 4.      Submission of Matters to a Vote of Security Holders                               19

        Item 5.      Other Information                                                                 20

        Item 6.      Exhibits and Reports on Form 8-K                                                  20

Signatures                                                                                             21


                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     1997                   1996
                                                                                   --------             ------------
                                                                                  (UNAUDITED)
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                        $    90,854           $     48,416
  Short-term investments (Note 4)                                                       64,197                 65,779
  Accounts receivable                                                                   30,084                 23,888
  Inventories (Note 5)                                                                  23,324                 26,149
  Other current assets and deferred taxes                                               14,405                 13,857
                                                                                   -----------            -----------
TOTAL CURRENT ASSETS                                                                   222,864                178,089
Property and equipment, net (Note 6)                                                    14,870                 10,390
Note receivable and long-term investments (Note 7)                                       6,252                  6,252
Other assets                                                                               295                    273
                                                                                   ===========            ===========
TOTAL ASSETS                                                                       $   244,281            $   195,004
                                                                                   ===========            ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                                   $    44,344            $    37,408
  Bank line of credit (Note 8)                                                              --                     --
                                                                                   -----------            -----------
TOTAL CURRENT LIABILITIES                                                               44,344                 37,408

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (Notes 1 and 9):
  Preferred stock, $.001 par value:
    Authorized shares - 2,000,000
    Issued and outstanding shares - None                                                    --                     --
  Common stock, $.0005 par value:
    Authorized shares - 175,000,000
    Issued and outstanding shares - 68,080,915 and 66,278,293 at June 30,
      1997 and December 31, 1996, respectively                                              34                     33
  Additional paid-in capital                                                           135,190                116,081
  Deferred compensation                                                                   (199)                  (237)
  Unrealized gain on marketable securities                                                 170                     71
  Retained earnings                                                                     64,742                 41,648
                                                                                   -----------            -----------
TOTAL STOCKHOLDERS' EQUITY                                                             199,937                157,596
                                                                                   -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   244,281            $   195,004
                                                                                   ===========            ===========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                         1997              1996               1997               1996
                                                         ----              ----               ----               ----
                                                                       (RESTATED)                            (RESTATED)
                                                                      (SEE NOTES 1                          (SEE NOTES 1
                                                                         AND 2)                                AND 2)

 REVENUES                                              $  66,369         $  47,241          $ 137,118          $  87,752
 Cost of revenues                                         33,583            24,574             69,363             46,046
                                                       ---------         ---------          ---------          ---------

 Gross profit                                             32,786            22,667             67,755             41,706
                                                       ---------         ---------          ---------          ---------

 Operating expenses:
    Research and development                               7,535             4,663             13,693              8,311
    Selling and marketing                                  5,941             4,363             10,741              8,087
    General and administrative                             2,469             2,472              4,902              4,807
    Merger expenses (Note 1)                                  --                --              2,642                 --
                                                       ---------         ---------          ---------          ---------

 Total operating expenses                                 15,945            11,498             31,978             21,205
                                                       ---------         ---------          ---------          ---------

 INCOME FROM OPERATIONS                                   16,841            11,169             35,777             20,501

 Interest and other income, net                            1,586               894              2,835              1,659
                                                       ---------         ---------          ---------          ---------

 Income before income taxes                               18,427            12,063             38,612             22,160

 Provision for income taxes (Note 1)                       6,707             4,739             15,518              8,614
                                                       ---------         ---------          ---------          ---------

 NET INCOME                                            $  11,720         $   7,324          $  23,094          $  13,546
                                                       =========         =========          =========          =========

 Per share data (Note 1):
 Earnings per share                                    $    0.16         $    0.10          $    0.31          $    0.19
                                                       =========         =========          =========          =========

 Weighted average number of common and common
  equivalent shares                                       74,736            73,552             75,138             72,662
                                                       =========         =========          =========          =========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      1997                   1996
                                                                                      ----                   ----
                                                                                                         (RESTATED)
                                                                                                     (SEE NOTES 1 AND 2)
Cash flows from operating activities:
Net income                                                                       $     23,094           $     13,546
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      3,350                  2,021
     Merger expenses paid by former Avidia shareholders                                 1,184                     --
Change in operating assets and liabilities:
     Accounts receivable                                                               (6,196)                (4,328)
     Inventories                                                                        2,825                 (7,330)
     Other current assets                                                                (615)                   795
     Other assets                                                                         (22)                   (19)
     Accounts payable and other current liabilities                                    19,826                 24,494
                                                                                 ------------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              43,446                 29,179
                                                                                 ------------            -----------

Cash flows from investing activities:
Net proceeds from short-term investments                                                1,161                  1,877
Purchases of  long-term investments                                                        --                 (3,273)
Purchases of property and equipment                                                    (7,203)                (3,381)
                                                                                 ------------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (6,042)                (4,777)
                                                                                 ------------            -----------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                  5,034                  3,551
                                                                                 ------------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               5,034                  3,551
                                                                                 ------------            -----------

Increase in cash and  cash equivalents                                                 42,438                 27,953
Cash and cash equivalents at beginning of period                                       48,416                 24,576
                                                                                 ------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     90,854           $     52,529
                                                                                 ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                                                  $      1,387            $        --
                                                                                 ============            ===========



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

         The accompanying condensed consolidated financial statements as of December 31, 1996 and for the three and six months ended June 30, 1996 have been restated to reflect the business combination between PairGain and Avidia accounted for on a pooling-of-interests basis and are based on each company's respective historical financial statements and notes thereto.

INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1997, and consolidated results of operations for the three and six months ended June 30, 1997, and June 30, 1996, and cash flows for the six months ended June 30, 1997, and June 30, 1996. Results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of results to be expected for the full year ending December 31, 1997.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet at June 30, 1997 and December 31, 1996. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

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

MERGER EXPENSES

         All expenses related to the Company's business combination with Avidia were charged against the operations of the Company in the quarter ended March 31, 1997.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", ("SFAS No. 128"), in March 1997, effective for financial statements issued after December 15, 1997. The statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

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

         The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. Basic and diluted EPS, as computed under SFAS No. 128, are shown in the table below:

                                  Three Months Ended            Six Months Ended
                                     June 30, 1997               June 30, 1997
                              ---------------------------- ---------------------------

Basic EPS                                $0.17                       $0.34
Diluted EPS                              $0.16                       $0.31



STOCK SPLITS

         All share and per share amounts have been adjusted to reflect the two-for-one stock splits, effective June 18, 1996 and December 18, 1996, for all periods presented. (See Note 9)

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)

STATEMENT OF CASH FLOWS

         The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $12.9 million and $6.2 million during the six months ended June 30, 1997 and 1996, respectively. In the six months ended June 30, 1997, the Company recorded a contribution to capital of $1.2 million related to the merger expenses paid by former Avidia shareholders.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

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

         Revenues from HiGain products represented approximately 72% and 82% of the Company's total revenues for the six months ended June 30, 1997 and 1996, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)

4.  SHORT-TERM INVESTMENTS

         Short-term investments as of June 30, 1997 and December 31, 1996 are summarized as follows:


                                                                   GROSS UNREALIZED    GROSS UNREALIZED
                                                     COST               GAINS               LOSSES            FAIR VALUE
                                                  ----------          ---------            --------           ----------
                                                                            (IN THOUSANDS)
 JUNE 30, 1997
      Municipal bonds                              $  57,942          $      82            $     --           $  58,024
      Other short-term investments                     5,979                194                  --               6,173
                                                   ---------          ---------            --------           ---------
                                                   $  63,921          $     276            $     --           $  64,197
                                                   =========          =========            ========           =========

 DECEMBER 31, 1996
      Municipal bonds                              $  59,686          $      41           $      --           $  59,727
      Other short-term investments                     5,982                 70                  --               6,052
                                                   ---------          ---------            --------           ---------
                                                   $  65,668          $     111           $      --           $  65,779
                                                   =========          =========           =========           =========


         There were no realized gains or losses during the six months ended June 30, 1997 and 1996. Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity at June 30, 1997 and December 31, 1996 were $170,000 and $71,000, respectively.

5.  INVENTORIES

         Inventories consist of the following:

                                              JUNE 30,            DECEMBER 31,
                                                1997                  1996
                                         -------------------    ------------------
                                                      (IN THOUSANDS)

          Raw materials                       $    6,111            $    5,801
          Work in process                          6,856                 9,745
          Finished goods                          10,357                10,603
                                              ----------            ----------

                                              $   23,324            $   26,149
                                              ==========            ==========

6.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



                                                                           JUNE 30,            DECEMBER 31,
                                                                             1997                  1996
                                                                           --------            ------------
                                                                                   (IN THOUSANDS)

          Machinery and equipment                                          $  22,408             $  16,991
          Leasehold improvements                                               3,306                 1,520
                                                                           ---------             ---------
                                                                              25,714                18,511
          Less accumulated depreciation and amortization                     (10,844)               (8,121)
                                                                          ==========             =========
                                                                          $   14,870             $  10,390
                                                                          ==========             =========


7.  NOTE RECEIVABLE AND LONG-TERM INVESTMENTS

         In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). Sourcecom designs, manufactures and markets remote networking devices which enable the integration of Ethernet local area networks with wide area networking over copper wire. The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and has rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.5% at June 30, 1997), payable monthly, with the principal balance due July 1999.

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

8.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at June 30, 1997). At June 30, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at June 30, 1997. The agreement expires May 1, 1998.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)

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

         In 1995, the Company granted warrants for the purchase of 40,000 shares of its Common Stock at exercise prices of $5.00 to $6.25 per share in exchange for services. Such warrants were outstanding at June 30, 1997 and expire beginning in May 1998 through September 1999.

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



RESULTS OF OPERATIONS (quarter and six months ended June 30, 1997, compared to quarter and six months ended June 30, 1996)


REVENUES

         Revenues for the quarter ended June 30, 1997, were $66.4 million, an increase of $19.1 million or 40% compared with the 1996 quarter. The increase in revenue was primarily due to a 34% increase in the unit sales volume of the Company's HiGain product, and to a smaller extent, increases in the unit sales volume of the Company's PG-2 and Campus products, 41% and 107%, respectively. These increases were partially offset by declines in the average sales prices of all three product lines. Another contributing factor to the increase in revenues was the successful introduction of the ETSI product line, which enabled international sales to increase by 223% over the prior year quarter. Sales outside of North America represented 12% of total revenues for the second quarter of 1997, compared to 5% in the 1996 quarter.

         Revenues for the six months ended June 30, 1997, increased $49.4 million or 56%, to $137.1 million, compared to the six month period in the prior year. The increase in revenues was primarily due to a 47% increase in the unit sales volume of the Company's HiGain product. A less significant portion of the increase was attributed to 63% and 85% increases in unit sales volume of the Company's PG-2 and Campus products, respectively. International sales for the first six months of 1997 increased 154% over the prior year period, and represented 9% of total revenues, compared to 5% for the first half of 1996.

GROSS PROFIT

         Gross profit increased $10.1 million or 45% and $26.0 million or 62% for the quarter and six months ended June 30, 1997, respectively, as compared with the prior year periods. This growth in gross profit was principally attributed to the increase in the Company's revenues.

         As a percentage of revenues, gross profit was 49% for the quarter and six month period ended June 30, 1997 compared to 48% for the quarter and six month period in 1996. Gross profit has remained consistently strong despite reductions in the average selling prices of the Company's products primarily because of the Company's emphasis on cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in production volume.

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

OPERATING EXPENSES

         Operating expenses increased $4.4 million, or 39%, for the three months ended June 30, 1997 as compared with the same period in the prior year. For the six month period, operating expenses, excluding merger expenses, increased $8.1 million, or 38%. Costs relating to the addition of personnel represented approximately 60% and 63% of these increases. The majority of the increase in operating expenses was in the area of research and development in order to support the development of new products and cost reduction programs for the Company's existing products. As a percentage of revenues, operating expenses, excluding merger expenses, were 24% and 21%, respectively, for the three and six month periods in 1997 compared to 24% for the 1996 periods.

         Research and development expense increased $2.9 million or 62% and $5.4 million or 65%, respectively, for the quarter and six months ended June 30, 1997, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel including those specific to technology development and costs for developmental tools, supplies, equipment and consulting services. Research and development expense as a percentage of revenues was 11% and 10% in the 1997 quarter and six month period, respectively, compared to 10% and 9% in 1996.

         Selling and marketing expense increased $1.6 million or 36% and $2.7 million or 33%, respectively, for the quarter and six months ended June 30, 1997, as compared wit the same periods in the prior year. Additional sales and marketing support personnel, advertising, trade show and travel costs primarily accounted for the increase in expenditures. Selling and marketing expense as a percentage of revenues was 9% and 8% in the 1997 quarter and six month period, respectively, compared to 9% in each of the corresponding 1996 periods.

         General and administrative expense was virtually unchanged in the quarter ended June 30, 1997, as compared with the prior year quarter. Expenses for the six month period in 1997 increased $95,000 or 2% compared to the first half of 1996. Increases in personnel associated costs and expenditures for computer equipment, software and consulting fees related to upgrading the Company's information system capabilities were offset by decreases in legal fees and provisions for bad debts. As a percentage of revenues, general and administrative expense dropped to 4% in the 1997 periods compared to 5% in 1996.

MERGER EXPENSES

         Expenses related to the acquisition of Avidia aggregating approximately $2.6 million were charged against the operations of the Company in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banker fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

INCOME FROM OPERATIONS

         As a result of the above, income from operations for the quarter ended June 30, 1997 increased 51% to $16.8 million, compared to $11.2 million for the 1996 quarter. Income from operations for the six months ended June 30, 1997 increased 75% to $35.8 million, compared to $20.5 million for the first half of 1996. As a percentage of revenues, income from operations was 25% and 26%, respectively, for the quarter and six month period in 1997, compared to 24% for the 1996 quarter and 23% for the first six months of 1996.

         Excluding merger expenses, income from operations for the first six months of 1997 increased 87% over the prior year period, and was 28% of revenues.

INTEREST AND OTHER INCOME, NET

         Net interest income increased to $1.6 million and $2.8 million for the three and six months ended June 30, 1997, respectively, from $894,000 and $1.7 million in the corresponding 1996 periods. These increases resulted primarily from higher average cash levels available for investment. There was no interest expense during the first half of 1997 or 1996.

PROVISION FOR INCOME TAXES

         The provision for income taxes for the three and six months ended June 30, 1997, was $6.7 million and $15.5 million, respectively, compared to $4.7 million and $8.6 million for the three and six months ended June 30, 1996. The Company changed its annual effective tax rate, before merger expenses, from 39% to 38%, during the second quarter of 1997 due to higher tax benefits from the Company's foreign sales corporation as a result of increased international revenues, and tax exempt interest representing a higher proportion of income before tax. The Company's effective tax rate, including merger expenses, for the first six months in 1997 was 40% compared to 39% in the 1996 period due to the non-deductibility of merger expenses. The Company expects to maintain a tax rate of 38%, before merger expenses, for the remainder of 1997.

NET INCOME AND EARNINGS PER SHARE

         Net income for the three months ended June 30, 1997 was $11.7 million compared to $7.3 million in the corresponding 1996 quarter. Net income for the first six months of 1997 was $23.1 million, compared to $13.5 million in the first half of 1996. Excluding merger expenses, net income for the first half of 1997 was $25.7 million, a 90% increase over the prior year period.

         Earnings per share for the three and six months ended June 30, 1997 were $0.16 and $0.31, respectively, compared to $0.10 and $0.19 for the quarter and first half of 1996. Excluding merger expenses, earnings per share for the first half of 1997 were $0.34.

         The weighted average number of common and common equivalent shares outstanding was 74.7 million and 73.6 million for the three months ended June 30, 1997 and 1996, respectively. The weighted average number of common and common equivalent shares outstanding was 75.1 million and 72.7 million for the first half of 1997 and 1996, respectively. The increase in common and common equivalent shares was primarily attributable to an increase in actual shares outstanding as a result of the exercise of employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had $155.1 million in cash, cash equivalents and short-term investments and $178.5 million in working capital. These figures represent an increase of $40.9 million in cash, cash equivalents and short-term investments and $37.8 million in working capital over the year ended December 31, 1996. These increases were primarily attributable to cash generated from operations of $43.4 million and $5.0 million from the exercise of stock options, offset by capital expenditures of approximately $7.2 million. The increase in the Company's accounts receivable to $30.1 million at June 30, 1997, compared to $23.9 million at December 31, 1996, was primarily due to a larger proportion of total revenue for the second quarter of 1997 being shipped towards the end of the period. Accounts receivable days outstanding were 41 at June 30, 1997 compared to 35 at December 31, 1996. Gross inventories increased $1.4 million to $42.2 million at June 30, 1997, compared to $40.8 million at December 31, 1996. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories increased to $18.9 million at June 30, 1997 compared to $14.6 million at December 1996. The primary reasons for the increase in these reserves were: (a) an increase in excess and obsolete inventories; (b) valuation reductions due to product cost reduction programs; and (c) an increase in test and evaluation inventories of new products on trial at customers. Annualized net inventory turns increased from 3.1 times for the first half of 1996 to 5.9 times in the same period in 1997.

         Capital expenditures during the six month period ended June 30, 1997 were $7.2 million, consisting primarily of purchases of computer equipment, test equipment, initial payments for a manufacturing and material handling system and improvements to the Company's new engineering and production facility adjacent to its Tustin facility. The material conveyor system is expected to cost $1.5 million by completion, which is anticipated in the fourth quarter of 1997. The Company anticipates spending a total of $2.5 million in improvements to its new facility where it plans to consolidate its personnel and warehouse and distribution presently located in other Tustin and Santa Ana locations and to allow for further expansion requirements. Capital expenditures in the first half of 1996 aggregated approximately $3.3 million, primarily related to expenditures for computer equipment, machinery and test equipment.

         Accounts payable and other current liabilities increased to $44.3 million at June 30, 1997 from $37.4 million at December 31, 1996. The primary reason for the increase was an increase in income taxes payable, accounts payable, accrued compensation and other accrued expenses.

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


Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on June 11, 1997, the stockholders:

             o  elected one director to serve until the 2000 Annual Meeting;
             o approved the proposal to amend the 1993 Stock Option/Stock Issuance Plan authorizing the reservation of an additional 3,000,000 shares of the Company's Common Stock for issuance under the Plan; and
             o approved the selection of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 1997.

         Results of the voting are shown below:

         TO ELECT THE FOLLOWING DIRECTOR TO SERVE FOR A TERM OF THREE YEARS:


                                Votes For             Votes Withheld
                          -----------------------  ----------------------

 Howard  S. Flagg               57,035,613                961,187


         TO APPROVE THE AMENDMENT TO THE 1993 STOCK OPTION/STOCK ISSUANCE PLAN:

            For                    Against                 Abstain
    -----------------------  ----------------------  -----------------------

          29,439,420              28,358,669                198,711

         TO APPROVE THE SELECTION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITOR FOR THE FISCAL YEAR ENDING DECEMBER 1997:


            For                    Against                 Abstain
    -----------------------  ----------------------- -----------------------

        57,820,808                 35,283                 140,709

Item 5.  Other Information
         None.

Item 6. Exhibits and Reports on Form 8-K

               Exhibits:

                    11.1  Calculation of Per Share Earnings

                    27.1  Financial Data Schedule

                    27.2  Restated Financial Data Schedule

         (B) Reports on Form 8-K

              A Form 8-K/A was filed on April 25, 1997 to submit audited financial statements of Avidia Systems, Inc. for the year ended December 31, 1996 and pro forma combined financial information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.





                                          PairGain Technologies, Inc.
                                      -----------------------------------------
                                                  (Registrant)





Date:          August 11, 1997             /s/ Charles W. McBrayer
               ---------------       ------------------------------------------
                                               Charles W. McBrayer
                                     Vice President, Finance and Administration
                                              Chief Financial Officer
                                             (Duly Authorized Officer)





Date:          August 11, 1997                /s/ Robert R. Price
               ---------------        -----------------------------------------
                                                  Robert R. Price
                                               Corporate Controller
                                            (Chief Accounting Officer)