Form 10-Q
period 1997-09-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1997-11-13
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1997


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

                              Yes  [X]     No  [ ]


THERE WERE 68,577,387 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.0005 PER SHARE OUTSTANDING ON SEPTEMBER 30, 1997.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX


                                                                                           PAGE
                                                                                          ------
 Part I      Financial Information

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets
                   at September 30, 1997 and December 31, 1996                               3

                 Condensed Consolidated Statements of Income for the
                   quarters and nine months ended September 30, 1997 and 1996 (restated)     4

                 Condensed Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 1997 and 1996 (restated)                  5

                 Notes to Condensed Consolidated Financial Statements                        6

     Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of Operations                         15

 Part II.    Other Information

     Item 1.     Legal Proceedings                                                          20

     Item 2.     Changes in Securities                                                      20

     Item 3.     Defaults upon Senior Securities                                            20

     Item 4.     Submission of Matters to a Vote of Security Holders                        20

     Item 5.     Other Information                                                          20

     Item 6.     Exhibits and Reports on Form 8-K                                           20

 Signatures                                                                                 21

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1997            1996
                                                                           -------------    ------------
                                                                            (UNAUDITED)
                                             ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 106,504       $  48,416
  Short-term investments (Note 4)                                               58,333          65,779
  Accounts receivable                                                           32,444          23,888
  Inventories (Note 5)                                                          26,452          26,149
  Other current assets and deferred taxes                                       15,302          13,857
                                                                             ---------       ---------
TOTAL CURRENT ASSETS                                                           239,035         178,089
Property and equipment, net (Note 6)                                            16,806          10,390
Note receivable and long-term investments (Note 7)                               5,708           6,252
Other assets                                                                       373             273
                                                                             ---------       ---------
TOTAL ASSETS                                                                 $ 261,922       $ 195,004
                                                                             =========       =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities                             $  46,326       $  37,408
  Bank line of credit (Note 8)                                                      --              --
                                                                             ---------       ---------
TOTAL CURRENT LIABILITIES                                                       46,326          37,408

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (Notes 1 and 9):
  Preferred stock, $.001 par value:
   Authorized shares - 2,000,000
   Issued and outstanding shares - none                                             --              --
  Common stock, $.0005 par value:
   Authorized shares - 175,000,000
   Issued and outstanding shares 68,577,387 and 66,278,293 at
     September 30, 1997 and December 31, 1996, respectively                         34              33
  Additional paid-in capital                                                   138,964         116,081
  Deferred compensation                                                           (180)           (237)
  Unrealized gain on marketable securities                                         239              71
  Retained earnings                                                             76,539          41,648
                                                                             ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                     215,596         157,596
                                                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 261,922       $ 195,004
                                                                             =========       =========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                           ----------------------      ----------------------
                                             1997          1996          1997          1996
                                           --------      --------      --------      --------
                                                        (RESTATED)                  (RESTATED)
                                                       (SEE NOTES 1                (SEE NOTES 1
                                                          AND 2)                      AND 2)
 REVENUES                                  $ 70,697      $ 54,618      $207,815      $142,370
 Cost of revenues                            35,772        28,469       105,135        74,515
                                           --------      --------      --------      --------

 Gross profit                                34,925        26,149       102,680        67,855
                                           --------      --------      --------      --------

 Operating expenses:
   Research and development                   8,694         5,453        22,387        13,764
   Selling and marketing                      5,868         4,763        16,609        12,850
   General and administrative                 2,778         2,678         7,680         7,485
   Merger expenses (Note 1)                      --            --         2,642            --
                                           --------      --------      --------      --------

 Total operating expenses                    17,340        12,894        49,318        34,099
                                           --------      --------      --------      --------

 INCOME FROM OPERATIONS                      17,585        13,255        53,362        33,756

 Interest and other income, net               1,321           867         4,156         2,526
                                           --------      --------      --------      --------

 Income before income taxes                  18,906        14,122        57,518        36,282

 Provision for income taxes (Note 1)          7,109         5,654        22,627        14,268
                                           --------      --------      --------      --------

 NET INCOME                                $ 11,797      $  8,468      $ 34,891      $ 22,014
                                           ========      ========      ========      ========

 Per Share Data (Note 1):
 Earnings per share                        $   0.16      $   0.11      $   0.46      $   0.30
                                           ========      ========      ========      ========

Weighted average number of common and
   common equivalent shares                  75,165        74,347        75,147        73,224
                                           ========      ========      ========      ========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                   1997           1996
                                                             ---------------  --------------
                                                                               (RESTATED)
                                                                              (SEE NOTES 1
                                                                                  AND 2)
Cash flows from operating activities:
Net income                                                      $  34,891       $  22,014
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                   5,343           3,276
    Merger expenses paid by former Avidia shareholders              1,184              --
    Valuation adjustment for impairment to long-term asset            544              --
Change in operating assets and liabilities:
    Accounts receivable                                            (8,556)         (7,648)
    Inventories                                                      (303)        (11,015)
    Other current assets                                           (1,549)            203
    Other assets                                                     (100)            (22)
    Accounts payable and other current liabilities                 23,419          32,302
                                                                ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          54,873          39,110
                                                                ---------       ---------

Cash flows from investing activities:
Net proceeds from (purchases of) short-term investments             6,870         (20,873)
Purchases of property and equipment                               (10,854)         (5,523)
Purchases of long-term investments                                     --          (3,544)
                                                                ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                              (3,984)        (29,940)
                                                                ---------       ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                              7,199           7,810
                                                                ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           7,199           7,810
                                                                ---------       ---------

Increase in cash and cash equivalents                              58,088          16,980
Cash and cash equivalents at beginning of period                   48,416          24,576
                                                                ---------       ---------
Cash and cash equivalents at end of period                      $ 106,504       $  41,556
                                                                =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid                                                 $   9,519       $     149
                                                                =========       =========


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

        The accompanying condensed consolidated financial statements as of December 31, 1996 and for the three and nine months ended September 30, 1996 have been restated to reflect the business combination between PairGain and Avidia accounted for on a pooling-of-interests basis and are based on each company's respective historical financial statements and notes thereto.

INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1997, and consolidated results of operations for the three and nine months ended September 30, 1997, and September 30, 1996, and cash flows for the nine months ended September 30, 1997, and September 30, 1996. Results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of results to be expected for the full year ending December 31, 1997.

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

PRINCIPLES OF CONSOLIDATION

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PairGain Services Group, Inc., which provides support services for the Company's customers worldwide; PairGain Canada Inc., a sales company focused on the Canadian market; PairGain International Sales Corporation, a foreign sales corporation ("FSC") and PairGain

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



Wallingford Design Center, Inc. (formerly Avidia Systems, Inc.). All significant intercompany transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1997 and December 31, 1996. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

        The Company accounts for short-term investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

INVENTORIES

        Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. The Company maintains allowances for estimated obsolete and excess inventories based upon projected sales levels.

PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method. The estimated useful life of machinery and equipment is three years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



from outstanding options and warrants to purchase common stock and are calculated using the treasury stock method.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", ("SFAS No. 128"). This statement is effective for the Company's quarter ending December 31, 1997 and requires restatement of all prior periods. The Statement redefines earnings per share ("EPS") under generally accepted accounting principles, making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

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

        The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. Basic and diluted EPS, as computed under SFAS No. 128, are shown in the table below:

                                           Three Months Ended      Nine Months Ended
                                           September 30, 1997     September 30, 1997
                                           -------------------    ------------------
                 Basic EPS                       $0.17                   $0.52
                 Diluted EPS                     $0.16                   $0.46

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



customer. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for calendar 1998.

STOCK SPLITS

        All share and per share amounts have been adjusted to reflect the two-for-one stock splits, effective June 18, 1996 and December 18, 1996, for all periods presented. (See Note 9)

STATEMENT OF CASH FLOWS

        The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $14.5 million and $12.1 million during the nine months ended September 30, 1997 and 1996, respectively. In the nine months ended September 30, 1997, the Company recorded a contribution to capital of $1.2 million related to the merger expenses paid by former Avidia shareholders.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees".

2.  ACQUISITION OF AVIDIA

        On February 27, 1997, the Company acquired Avidia pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") among Avidia and others, with Avidia surviving as a wholly-owned subsidiary of the Company (the "Acquisition") in a transaction accounted for as a pooling-of-interests. Pursuant to the Merger Agreement, the Company issued approximately 2,235,697 shares of PairGain Common Stock to Avidia stockholders in exchange for all outstanding Avidia Common Stock and Preferred Stock and vested warrants to purchase Avidia Common Stock. In addition, outstanding options and unvested warrants to purchase Avidia Common Stock were exchanged for options and warrants to purchase approximately 232,521 and 131,168 shares, respectively of the Company's Common Stock. The Company's historical consolidated financial statements have been restated to reflect the financial position and results of operations of Avidia.

        In July 1997, Avidia's name was changed to PairGain Wallingford Design Center, Inc.

3.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

        The Company markets its products principally to telephone companies in the United States and Canada. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been minimal.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



        A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

        Revenues from HiGain products represented approximately 71% and 81% of the Company's total revenues for the nine months ended September 30, 1997 and 1996, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

4.  SHORT-TERM INVESTMENTS

        Short-term investments as of September 30, 1997 and December 31, 1996 are summarized as follows:

                                                    GROSS       GROSS
                                                  UNREALIZED  UNREALIZED
                                        COST        GAINS       LOSSES       FAIR VALUE
                                      -------     ----------  -----------    ----------
                                                      (IN THOUSANDS)
SEPTEMBER 30, 1997
    Municipal bonds                   $51,971      $   114      $      --      $52,085
    Other short-term investments        5,979          269             --        6,248
                                      -------      -------      ---------      -------
                                      $57,950      $   383      $      --      $58,333
                                      =======      =======      =========      =======

DECEMBER 31, 1996
    Municipal bonds                   $59,686      $    41      $      --      $59,727
    Other short-term investments        5,982           70             --        6,052
                                      -------      -------      ---------      -------
                                      $65,668      $   111      $      --      $65,779
                                      =======      =======      =========      =======

        For the three and nine months ended September 30, 1997 there was a net realized gain of $23,000. There were no net realized gains for the corresponding 1996 periods. Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity at September 30, 1997 and December 31, 1996 were $239,000 and $71,000, respectively.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



5.  INVENTORIES

        Inventories consist of:

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              1997           1996
                                                         -------------   ------------
                                                               (IN THOUSANDS)
        Raw materials                                       $  7,435       $  5,801
        Work in process                                        6,325          9,745
        Finished goods                                        12,692         10,603
                                                            --------       --------
                                                            $ 26,452       $ 26,149
                                                            ========       ========

6.  PROPERTY AND EQUIPMENT

        Property and equipment consist of:

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              1997           1996
                                                         -------------   ------------
                                                               (IN THOUSANDS)
        Machinery and equipment                             $ 25,933       $ 16,991
        Leasehold improvements                                 3,432          1,520
                                                            --------       --------
                                                              29,365         18,511
        Less accumulated depreciation and amortization       (12,559)        (8,121)
                                                            --------       --------
                                                            $ 16,806       $ 10,390
                                                            ========       ========

7.  NOTE RECEIVABLE AND LONG-TERM INVESTMENTS

        In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). The agreements provide for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and had rights to purchase a minority ownership position. The note bears interest at the prime rate less one percent (7.5% at September 30, 1997), payable monthly, with the principal balance due July 1999.

        In April 1996, the Company purchased approximately 150,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000. In September 1996, the Company purchased approximately 321,000 shares of Sourcecom's Common Stock for an aggregate of $271,000. Shares purchased have been adjusted to reflect Sourcecom's two-for-one stock split, effective September 24, 1996.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



        In the third quarter of 1997, Sourcecom filed for protection from creditors under the U.S. Bankruptcy Act. In addition, Sourcecom sold all of its assets to an unrelated third party for $8.0 million. The proceeds from the sale of Sourcecom assets have been placed in a trust account pending the outcome of its plan of reorganization and approval thereof by the bankruptcy court.

        Based upon the information available, the Company recorded a valuation adjustment of $544,000 during the third quarter of 1997 to reflect an impairment in its investment in Sourcecom. Additional adjustments, if any, may be recorded as more information becomes available or at such time that the final resolution of Sourecom's plan of reorganization has been approved by the court.

        In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million.

        The Company accounts for long-term investments using the cost method. However, when it is determined that the investments are permanently impaired, the Company records a valuation adjustment.

8.  BANK LINE OF CREDIT

        The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at September 30, 1997). At September 30, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at September 30, 1997. The agreement expires May 1, 1998.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)
                                   (Unaudited)



        All references in the accompanying condensed consolidated financial statements related to Common Stock, Common Stock options, Common Stock warrants and earnings per share have been adjusted to reflect both stock splits.

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

        In 1995, the Company granted warrants for the purchase of 40,000 shares of its Common Stock at exercise prices of $5.00 to $6.25 per share in exchange for services. Such warrants were outstanding at September 30, 1997 and expire beginning in May 1998 through September 1999.

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


RESULTS OF OPERATIONS (quarter and nine months ended September 30, 1997, compared to quarter and nine months ended September 30, 1996)

        All share and per share amounts have been adjusted to reflect the two-for-one stock splits, effective June 18, 1996 and December 18, 1996, for all periods presented.

REVENUES

        Revenues for the quarter ended September 30, 1997, increased $16.1 million or 29% as compared with the 1996 quarter. The increase in revenue was primarily due to a 31% increase in the unit sales volume of the Company's HiGain product, offset partially by a decrease in the per unit average selling price. Increases in the unit sales volume of the Company's PG-2 and Campus products, 21% and 19%, respectively, also contributed to the increased product revenue. Another factor that contributed to the increase in revenues was the continuing success of the recently introduced ETSI product line, which enabled international sales to increase by 173% over the prior year quarter. International revenues were 9% of total sales in the third quarter of 1997, compared to 4% in the 1996 quarter. Finally, sales of the Company's PG-Flex product increased substantially over the third quarter of 1996 to $5 million.

        Revenues for the nine months ended September 30, 1997, increased $65.4 million or 46%, over the nine month period in the prior year. This increase in revenues was primarily due to a 41% increase in the unit sales volume of the Company's HiGain product. A less significant portion of the increase was attributed to 48% and 56% increases in unit sales volume of the Company's PG-2 and Campus products, respectively. These increases were partially offset by declines in the average sales prices of all product lines. International sales for the first nine months of 1997 increased 156% over the same period in 1996, and represented 9% of total revenues, compared to 5% for the first nine months of 1996.

GROSS PROFIT

        Gross profit increased $8.8 million or 34% for the quarter ended September 30, 1997, as compared with the prior year quarter. Gross profit for the first nine months of 1997 increased $34.8 million or 51% over the corresponding 1996 period. This growth in gross profit was principally attributed to the increase in the Company's revenues.

        As a percentage of revenues, gross profit was 49% for the quarter and nine month period ended September 30, 1997 compared to 48% for the corresponding 1996 periods. Gross profit has remained consistently strong despite reductions in the average selling prices of the Company's products primarily because of the Company's emphasis on cost reduction through engineering design changes, reduced prices for components and increased manufacturing efficiencies.

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

OPERATING EXPENSES

        Operating expenses increased $4.4 million to $17.3 million for the three months ended September 30, 1997 as compared with the same period in the prior year. For the nine month period, operating expenses, excluding merger expenses, increased $12.6 million to $46.7 million. Costs relating to the addition of personnel represented 40% of these increases. The majority of the increase in operating expenses was in the area of research and development in order to support the development of new products. As a percentage of revenues, operating expenses, excluding merger expenses, were 25% and 22%, respectively, for the three and nine month periods in 1997 compared to 24% for the 1996 periods.

        Research and development expense increased $3.2 million or 59% and $8.6 million or 63%, respectively, for the quarter and nine months ended September 30, 1997, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel including those specific to technology development, costs for developmental tools, supplies, equipment and consulting services and depreciation on test and computer equipment. Research and development expense as a percentage of revenues was 12% and 11% in the 1997 quarter and nine month period, respectively, compared to 10% in each of the 1996 periods.

        Selling and marketing expense increased $1.1 million or 23% and $3.8 million or 29%, respectively, for the quarter and nine months ended September 30, 1997, as compared with the same periods in the prior year. Additional sales and marketing support personnel, commissions, and travel costs primarily accounted for the increase in expenditures. In addition, costs related to the international sales force increased overall, as the Company continued to expand its overseas presence. Selling and marketing expense as a percentage of revenues was 8% in 1997 compared to 9% in 1996.

        General and administrative expense increased $100,000 or 4% and $195,000 or 3%, respectively, for the quarter and nine months ended September 30, 1997, as compared with the same periods in the prior year. Increases in personnel associated costs and expenditures for computer equipment, software maintenance and consulting fees related to upgrading the Company's information system capabilities were offset by decreases in legal fees and provisions for bad debts. As a percentage of revenues, general and administrative expense dropped to 4% in the 1997 periods from 5% in 1996.

MERGER EXPENSES

        Expenses related to the acquisition of Avidia aggregating approximately $2.6 million were charged against the operations of the Company in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banker fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

INCOME FROM OPERATIONS

        As a result of the above, income from operations for the quarter ended September 30, 1997 increased 33% to $17.6 million, compared to $13.3 million for the 1996 quarter. Income from operations for the nine months ended September 30, 1997 increased 58% to $53.4 million, compared to $33.8 million for the first nine months of 1996. As a percentage of revenues, income from operations was 25% and 26%, respectively, for the quarter and first nine months in 1997, compared to 24% in the 1996 periods.

        Excluding merger expenses, income from operations for the first nine months of 1997 increased 66% over the prior year period, and was 27% of revenues.

INTEREST AND OTHER INCOME, NET

        Net interest income increased to $1.9 and $4.7 million for the three and nine months ended September 30, 1997, respectively, from $867,000 and $2.5 million in the corresponding 1996 periods. These increases resulted primarily from higher average cash levels available for investment. There was no interest expense during the first nine months of 1997 or 1996.

        In the quarter ended September 30, 1997, the Company recorded a valuation adjustment of $544,000 related to its equity investment in Sourcecom Corporation, which had the effect of reducing interest and other income. See
Note 7 of Notes to Condensed Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three and nine months ended September 30, 1997, was $7.1 million and $22.6 million, respectively, compared to $5.7 million and $14.3 million for the three and nine months ended September 30, 1996. The Company's effective tax rate for the first nine months in 1997 was 39% compared to 39% in the 1996 period. Excluding non-deductible merger expenses, the 1997 effective tax rate was 38%.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended September 30, 1997 was $11.8 million, compared to $8.5 million in 1996, or a 39% increase. Net income for the first nine months of 1997 was $34.9 million, compared to $22.0 million in the first nine months of 1996. Excluding merger expenses, net income for the first nine months of 1997 was $37.5 million, a 70% increase over the prior year period.

        Earnings per share for the three months ended September 30, 1997 were $0.16 compared to $0.11 for the 1996 quarter. Earnings per share for the nine months ended September 30, 1997 were $0.46 compared to $0.30 for the first nine months of 1996. Excluding merger expenses, earnings per share for the first nine months of 1997 were $0.50.

        The weighted average number of common and common equivalent shares outstanding was 75.2 million and 74.3 million for the three months ended September 30, 1997 and 1996, respectively. The weighted average number of common and common equivalent shares outstanding was 75.1 million and 73.2 million for the first nine months of 1997 and 1996, respectively. The increase in common and common equivalent shares was primarily attributable to an increase in actual shares outstanding as a result of the exercise of employee stock options.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1997, the Company had $164.8 million in cash, cash equivalents and short-term investments and $192.7 million in working capital. These figures represent an increase of $50.6 million in cash, cash equivalents and short-term investments and $52.0 million in working capital over December 31, 1996. These increases were primarily attributable to cash generated from operations of $54.9 million and $7.2 million from the exercise of stock options, offset by capital expenditures of $10.9 million. Accounts receivable increased to $32.4 million at September 30, 1997, compared to $23.9 million at December 31, 1996. The increase in accounts receivable was due to higher revenue levels and an increase in accounts receivable days outstanding from 35 at December 31, 1996 to 42 at September 30, 1997. Gross inventories at September 30, 1997 increased $5.3 million from December 31, 1996 levels to $46.1 million. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories increased to $19.6 million at September 30, 1997 compared to $14.6 million at December 31, 1996. The primary reasons for the increase in these reserves were: (a) an increase in excess and obsolete inventories; (b) valuation reductions due to product cost reduction programs; and (c) an increase in test and evaluation inventories of new products on trial at customers. Annualized net inventory turns increased from 3.3 times for the first nine months of 1996 to 5.4 times in the same period in 1997.

        Capital expenditures during the nine month period ended September 30, 1997 were $10.9 million, consisting primarily of purchases of computer equipment, test equipment, payments for a manufacturing and material handling system and improvements to the Company's new engineering and production facility adjacent to its Tustin facility. The material handling system is expected to cost $1.2 million at completion, which is anticipated in the fourth quarter of 1997. As of September 30, 1997, the Company has spent $1.8 million on improvements to a newly leased facility where it has consolidated its warehouse and distribution departments previously located in other Tustin and Santa Ana locations and will allow for further expansion requirements. The Company anticipates spending a total of $2.5 million to complete all improvements. Capital expenditures in the first nine months of 1996 aggregated approximately $5.5 million, primarily related to expenditures for computer equipment, machinery and test equipment.

        Accounts payable and other current liabilities increased to $46.3 million at September 30, 1997 from $37.4 million at December 31, 1996. The primary reason for the increase was an increase in accounts payable, accrued compensation and other accrued expenses, offset by a decrease in accrued income taxes. For the first nine months of 1997, the Company made estimated tax payments of $10.5 million and received refunds totaling $1.0 million.

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

Item 3. Defaults upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits:


                11.1  Calculation of Per Share Earnings

                27.1  Financial Data Schedule

                27.2  Restated Financial Data Schedule

         -------------
        (B) Reports filed on Form 8-K during the period:
            None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.





                                            PairGain Technologies, Inc.
                                   --------------------------------------------
                                                   (Registrant)





Date:   November 13, 1997                   /S/ CHARLES W. MCBRAYER
      --------------------         --------------------------------------------
                                                Charles W. McBrayer
                                    Vice President, Finance and Administration
                                              Chief Financial Officer
                                             (Duly Authorized Officer)





Date:   November 13, 1997                      /S/ ROBERT R. PRICE
      --------------------         --------------------------------------------
                                                  Robert R. Price
                                               Corporate Controller
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX


              EXHIBIT
              NUMBER    DESCRIPTION
              -------   -----------
               11.1     Calculation of Per Share Earnings

               27.1     Financial Data Schedule

               27.2     Restated Financial Data Schedule