Form 10-K
period 1997-12-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1998-03-30
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------      ---------------

                         COMMISSION FILE NUMBER 0-22202

                           PAIRGAIN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       33-0282809
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based on the closing sale price on The Nasdaq Stock Market(SM) on January 30, 1998, the aggregated market value of the voting stock held by non affiliates of the registrant was $1,021,948,000. The number of shares outstanding of the registrant's Common Stock, $.0005 par value, was 69,361,762 on January 30, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 10, 1998, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

                  GLOSSARY OF TERMS USED IN THIS ANNUAL REPORT

10BASE-T--The Institute of Electrical and Electronic Engineers (IEEE) 802.3 specification for Ethernet over unshielded twisted pair cable.

2B1Q--2 binary, one quarternary. A one-dimensional modulation for transmitting 2 bits per symbol. 2B1Q is a 4-level PAM (pulse amplitude modulation) system used for HDSL, S-HDSL, and ISDN BRI.

ACCESS PROVIDER--Organization providing and maintaining network services for subscribers.

ASYMMETRIC DIGITAL SUBSCRIBER LINE (ADSL)--A method of transmitting at speeds of approximately 8 Mbps in one direction over a single copper telephone line, and at speeds of approximately 1 Mbps in the other direction.

ANSI T1.403--The performance-monitoring, data-link, and network-interface requirements for ESF CSUs as defined by the Exchange Carriers Standards Association. T1.403 specifies automatic performance reports transmitted to the network once per second via the data link. (In an E1 environment, Performance Monitor is the equivalent of T1.403).

ANSI T1.413--The interface standard for DMT ADSL.

ASYNCHRONOUS TRANSFER MODE (ATM)--A key emerging technology that uses fixed-length packets or cells to switch voice, data and video traffic over the local- and wide-area network.

B CHANNEL--In ISDN, a full duplex, 64 kbps channel for sending data.

BACKBONE NETWORK--The main artery or link for a private or public network. Typically the backbone carries a greater quantity of traffic (data, voice, video or some combination), is capable of carrying significant bandwidth and is the network to which small/remote networks/links are attached.

BANDWIDTH--A term now used to describe the capacity or amount of traffic (data, voice or video) a certain communications line is capable of accommodating. Bandwidth is often measured or stated in kilobits per second (kbps) or Megabits per second (Mbps) for data transmission.

BASIC ENCODING RATE (BER)--Rule for encoding data units described in ANS.1.

BASIC RATE INTERFACE (BRI)--Reference ISDN.

BIT ERROR RATE (BER)--The ratio of received bits that are in error.

BITS PER SECOND (BPS)--The number of bits passing a point every second. The transmission rate for digital information.

BRIDGE/ROUTER--A device that can provide the functions of a bridge, router or both concurrently. Bridge/router can route one or more protocols, such as TCP/IP and/or XNS, and bridge all other traffic.

BROADBAND--Data transmission at a high rate, generally greater than T1 speeds (1.5 Mbps). This allows the transmission of voice, data and video signals over a single medium.

CABLE MODEM--Modem designed for use on TV coaxial cable circuit.

CAMPUS AREA NETWORK--A network which encompasses interconnectivity between floors of a building and/or buildings in a confined geographic area such as a campus or industrial park. Such networks would not require public rights-of-way and operate over fairly short distances.

CAP--Carrierless Amplitude Phase Modulation. A two-dimensional line code used in ADSL.

                                GLOSSARY OF TERMS
                                    CONTINUED

CENTRAL OFFICE (CO)--A local telephone company office which connects to the main system where circuit switching of customer lines occurs.

COMPETITIVE ACCESS PROVIDER (CAP)--Alternative access provider to
Inter-Exchange Carriers (IXCs).

CIRCUIT SWITCHING--Switching system in which a dedicated physical circuit path must exist between sender and receiver for the duration of the "call". Used heavily in the phone company network, circuit switching often is contrasted with contention and token passing as a channel-access method, and with message switching and packet switching as a switching technique.

CLEC--A Competitive Local Exchange Carrier. Provides competitive local access services to the Local Exchange Carrier (LEC) or Incumbent LEC (ILEC).

CONCENTRATOR--Device that serves as a wiring hub in star-topology network. Sometimes refers to a device containing multiple modules of network equipment.

COPPEROPTICS--A PairGain trademark referring to the functionality of the Company's xDSL technology. In essence, with PairGain xDSL products, users can achieve fiber optic-quality signal transmission over copper cable.

CROSSTALK--Interference that can occur when wire pairs within the same bundles are used for separate signal transmission. Especially evident with repeatered T1/E1 transmission.

CUSTOMER PREMISES EQUIPMENT (CPE)--Terminating equipment, such as terminals, phones, routers and modems, supplied by the phone company, installed at customer sites, and connected to the phone company network.

D CHANNEL--Full duplex 16 kbps (basic rate) or 64 kbps (primary rate) ISDN channel.

DEDICATED LINE--A transmission circuit installed between two sites of a private network and "open," or available, at all times.

DIGITAL SIGNAL 0 (DS-0)--(1) North American Digital Hierarchy signaling standard for transmission at 64 kbps. (2) Digital Signal Level 0 is the worldwide standard transmission rate (64 kbps) for PCM digitized voice channels. 24 DS-0s exist in each DS-1 (T1) signal.

DIGITAL SIGNAL 1 (DS-1)--North American Digital Hierarchy signaling standard for transmissions at 1.544 Mbps. Supports 24 simultaneous DS-0 signals. Term often used interchangeably with T-1, although DS-1 signals may be exchanged over other transmission systems.

DIGITAL SUBSCRIBER LINE (DSL)--Another name for an ISDN BRI channel. Operated at the Basic Rate Interface (with two 64 kbps circuit switched channels and one 16 kbps packet switched channel), the DSL can carry both voice and data signal at the same time, in both directions, as well as the signaling data used for call information and customer data. Also used to represent other DSL-based solutions, including HDSL and ADSL.

DIGITAL SIGNAL PROCESSING (DSP)--The processing of signal transmission using digital techniques.

DMT--Discrete Multitone. In DMT, a large number of low-rate carrier frequencies are QAM-modulated at a low rate to transmit a single high-rate data stream. DMT is used for ADSL and proposed for VDSL.

ECHO CANCELLATION--Process by which a transmitter/ receiver cancels out the transmitted signal as to "hear" the received signal better.

E1--The term for a digital facility used for transmitting data over a telephone network at 2.048 Mbps. The European equivalent of T1.

                                GLOSSARY OF TERMS
                                    CONTINUED

ENTERPRISE NETWORK--A large typical corporate network under the auspices of one organization.

ETHERNET--A baseband LAN specification invented by Xerox Corporation and developed jointly by Xerox, Intel and Digital Equipment Corporation. Ethernet networks typically operate at 10 Mbps or 100 Mbps over twisted pair, coaxial or fiber optic cable. Ethernet transmission standards are produced by IEEE and are referred to as IEEE 802.3.

FIBER OPTICS--A method for the transmission of information (sound, pictures, data). Light is modulated and transmitted over high purity, hair-thin fibers of glass. The potential bandwidth capacity of fiber optic cable is much greater than that of conventional cable or copper wire.

FIBER OPTIC CABLE--A transmission medium that uses glass or plastic fibers, rather than copper wire, to transport data or voice signals. The signal is imposed on the fiber via pulses (modulation) of light from a laser or a light-emitting diode (LED). Because of its high bandwidth and lack of susceptibility to interference, fiber-optic cable is used in long-haul or other applications where electromagnetic noise is problematic.

FRACTIONAL T1--A WAN communications service that provides the user with some portion of a T1 circuit which has been divided into 24 separate 64 kbps channels.

FRAME RELAY--A streamlined packet switching protocol designed to provide high-speed frame or packet switching with minimal delay and efficient bandwidth usage.

GIGABITS PER SECOND (GBPS)--1,000,000,000 (one billion) bits per second. A measure of transmission speed.

HEADEND--The source end of a coaxial cable TV system. Often, the site for signal processing equipment essential to proper functioning of a cable system.

HIGH-BIT-RATE DIGITAL SUBSCRIBER LINE (HDSL)--Designed to be a cost-effective method of delivering T1/E1 line speeds over unconditioned copper cable, without the use of repeaters.

INTEGRATED SERVICES DIGITAL NETWORK (ISDN)--a CCITT networking standard devised to provide end-to-end, simultaneous handling of digitized voice and data traffic on the same link.

INTEREXCHANGE CARRIER (IXC)--(1) A long-distance telephone company offering circuit-switched, leased-line or packet-switched service or some combination.
(2) Any individual, partnership, association, joint-stock company, trust, governmental entity or corporation engaged for hire in interstate or foreign communication by wire or radio, between two or more exchanges.

ISP--Internet Service Provider

INTRANET--A private network that uses Internet software and standards.

KILOBITS PER SECOND (KBPS)--1,000 bits per second. A measure of transmission speed.

LAST MILE--A reference to the local loop, the distance between a local telco wire center and the subscriber, a distance about 0 to 3 miles (0 to 4 kilometers).

LEASED LINE--A transmission line reserved by a communications carrier for the private use of a customer.

LIFELINE POTS--A minimal telephone service designed to extend "lifeline" communications service to the subscriber in case of emergency, particularly when electric power is lost.

                                GLOSSARY OF TERMS
                                    CONTINUED

LINE CODE--Any method of converting digital information to analog form for transmission on a telephone line. 2B1Q, DMT, and CAP are all line codes.

LOCAL AREA NETWORK (LAN)--The means by which a community of computer users can share information and resources electronically. Many communications protocols are used to accomplish this, the most prevalent of which is Ethernet.

LOCAL LOOP--Refers to the physical copper pair or loop of wire from the telephone company's wire center to the subscriber.

MODULATION--Process by which signal characteristics are transformed to represent information. Types of modulation include frequency modulation (FM), where signals of different frequencies represent different data values.

MULTIPLEXER (MUX)--A device that enables several data streams to be sent over a single physical line.

NETWORK INTERFACE CARD (NIC)--The circuit board installed in a PC that provides the interface between a communicating PC and the network.

NETWORK MANAGEMENT SYSTEM (NMS)--A system responsible for managing at least part of a network. NMSs communicate with agents to help keep track of network statistics and resources.

PAIR GAIN--The multiplexing of "x" phone conversations over a lesser number of physical lines. "Pair gain" is the number of conversations obtained, divided by the number of wire pairs used by the system.

PERMANENT VIRTUAL CIRCUIT (PVC)--A defined virtual link with fixed end-points that are set-up by the network manager.

POTS--Plain old telephone service.

POSTAL, TELEGRAPH AND TELEPHONE COMPANY (PTT)--Generic term for a provider of these services. A governmental agency in many countries.

QAM--Quadrature Amplitude Modulation. A two-dimensional modulation scheme used for ADSL, cable modems and proposed for VDSL. CAP is a special case of QAM.

RADSL--Rate-Adaptive DSL. A simple extension of ADSL to encompass a wide variety of data rates depending on the line's transmission capability. Rate adaption can be achieved via CAP or DMT ADSL.

REGIONAL BELL OPERATING COMPANIES (RBOC) --The five LEC telephone companies created after AT&T divestiture. Bell Atlantic, Bell South, Ameritech, Southwestern Bell and US West.

REMOTE LAN ACCESS--A data communications such as a corporate or campus environment in which the computer networks can be accessed remotely via public telecommunications networks.

REPEATER--An electronic device used to regenerate digital signals and restore signal quality across a certain distance of cable.

SDSL--Symmetric single-pair 2B1Q-based xDSL.

                                GLOSSARY OF TERMS
                                    CONTINUED

S-HDSL--Single pair transmission using HDSL technology, normally 2B1Q.

SIMPLE NETWORK MANAGEMENT PROTOCOL (SNMP)--A network management standard established to allow multi-vendor networks to be managed more easily using common management tools.

SPANNING TREE--An algorithm, standardized by the IEEE to prevent bridge loops and allow backup network paths.

SYMMETRIC TRANSMISSION--Transmission in which a channel sends and receives data at the same rate.

SYNCHRONOUS OPTICAL NETWORK (SONET)--A networking standard that utilizes fiber optics to create backbone networks, capable of transmitting at very high speeds and accommodating gigabit-level bandwidth.

T1--Digital transmission facility operating with a nominal bandwidth of 1.544 Mbps. Also known as Digital Signal Level 1 (D1). Composed of 24 DS-0 channels in many cases. T1 is the most common digital transmission technique in North America.

TELECOMMUTER--Person who performs work at home while linked to the office by means of a telecommunications-equipped computer system.

TRANSMISSION CONTROL PROTOCOL/INTERNET PROTOCOL (TCP/IP)--A reliable, full duplex, connection-oriented end to end transport protocol running on top of IP.

TRANSPARENT LAN SERVICE--Service offered by a provider that is used to connect LANs at geographically separated sites. "Transparent" means the connection is invisible to the user.

TWISTED PAIR--Cable consisting of two 18 to 24 AWG (American Wire Gauge) solid copper strands twisted around each other. The twisting provides a measure of protection from electromagnetic and radio-frequency interference.

VLSI--Very large scale integration.

WIDE AREA NETWORK (WAN)--A network which encompasses interconnectivity between devices over a wide geographic area.

XDSL--High-speed Digital Subscriber Line technology. A family of technologies that provide high bandwidth over copper twisted pair. Varieties of xDSL include HDSL, ADSL and RADSL.

                                     PART I


ITEM 1.  BUSINESS.
------------------

        PairGain Technologies, Inc. ("PairGain" or the "Company") is a leading provider of telecommunications products based on xDSL technology. The Company designs, manufactures, markets and supports products that allow telecommunications carriers and private network owners to expand the capabilities of copper cable and more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, POTS, high-speed Internet access, telecommuting, local and wide area networking and video conferencing.

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

    Average Sales Price Reductions

        Commencing in mid-1993, the Company began reducing the average sales prices of its HiGain(R) products in an effort to increase market demand for its products and in anticipation of expected price competition. These reductions have been significant, representing a reduction of as much as 30% during 1997, 17% during 1996 and 21% during 1995. The Company expects to continue to reduce the average sales prices of its products, including its HiGain products, in future periods. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of HiGain products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average sales prices of the Company's HiGain products. Declining average sales prices may also adversely affect gross margins on the Company's HiGain products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit costs. There can be no assurance that the Company will be able to increase the unit sales volumes of its HiGain products, introduce and sell new products, reduce its per unit costs or maintain or increase revenues or margins attributable to such products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products" and "--Competition."

    Product Concentration

        Revenues from HiGain products represented approximately 67% of the Company's total revenues in 1997 and 76% of the Company's total revenues in both 1996 and 1995. The Company expects that revenues from HiGain products will continue to account for a majority of the Company's revenues for the foreseeable future, although there can be no assurance that the Company will be able to sustain recent levels of HiGain product sales. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products."

    Future Operating Results Subject to Fluctuation; Lack of Backlog

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

       Because the Company generally ships products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Further, the Company's expense levels are based in part on expectations of future revenues and are relatively fixed in the short-term. The Company has been significantly increasing and intends to continue to significantly increase operating expenditures and to increase inventories as it expands its levels of operations. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders in any quarter would have an almost immediate adverse impact on the Company's business and results of operations for that quarter, and, potentially, on results in future quarters.

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

        The Company is investing heavily in xDSL developments. The market for xDSL-based products is emerging and will change dramatically over a very short time. There can be no assurance that the products the Company develops will be commercially successful. See "Business--Industry Background" and "--Competition."

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

    Customer Concentrations

        Aggregate sales to local telephone companies affiliated with the five RBOCs accounted for approximately 57%, 62% and 65% of the Company's total revenues for 1997, 1996 and 1995, respectively. As a result of the Company's dependence on its largest customers, the Company's future success will significantly depend upon the timeliness and size of future purchase orders, if any, from its largest customers, the product requirements of such customers, the financial and operational success of such customers, and in particular, the success of such customers' services deployed using the Company's products. The Company's sales to its largest customers have in the past fluctuated and may in the future fluctuate significantly from quarter-to-quarter and year-to-year. The loss of any such customer or the occurrence of any such sales fluctuations could have a material adverse effect on the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Customers."

    Dependence on New Markets and Technologies

        The Company is evaluating new applications of high-speed copper transmission technologies, is investing significant corporate resources in the development of ADSL technology and expects to devote significant additional resources to the development of other new technologies in the future. In addition, the Company does not expect to generate significant revenues from ADSL products until 1999, and there can be no assurance that the Company will ever generate significant revenues from ADSL products. There can be no assurance that such technologies will be viable or that markets for such technologies will develop. Any failure in the development of new markets and technologies could have a material adverse effect on the Company's business. "Business--Company Strategy" and "--Product Development."

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

    Need to Generate International Sales

        To date, sales of the Company's products outside of the United States and Canada have been limited. The Company's ability to meet its objectives will require it to generate significant international sales in 1998 and beyond. International business is subject to risks in addition to those inherent in the Company's North American business including substantially different regulatory requirements in different jurisdictions, varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulties in collecting accounts receivable and increased days sales outstanding. There can be no assurance that the Company will be able to generate significant international sales, or establish new strategic marketing relationships in the future. In addition, in the event the Company is successful in doing business outside of North America, the Company may also face economic, political and foreign currency situations that are substantially more volatile than those commonly experienced in the United States and other international markets. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

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

    Reliance on Primary Manufacturing Facilities

        The Company historically conducted virtually all final assembly and final test functions at its manufacturing facility in Tustin, California. In 1996, the Company entered into an agreement to have its small subscriber products manufactured, on a turnkey basis, by Jabil Circuits at Jabil's St. Petersburg, Florida facility. Any extended interruption of operations at either of these facilities could have a material adverse effect on the Company's business and results of operations.

    Possible Volatility of Stock Price

        The market price of the Company's Common Stock has increased significantly since the Company's initial public offering in September 1993, and has experienced fluctuations during this period. The market price of the Company's Common Stock has been volatile and may continue to be volatile in the future. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in revenue and earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, developments in the Company's relationships with its suppliers or customers, challenges associated with integration of businesses and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies, often without regard to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

        The quality of telephone service to end users is determined by the least reliable and slowest link in the network, and the traditional analog infrastructure was not designed to provide high-speed, high-data capacity service to end users. However, end users are increasingly demanding higher speed data transmission for applications such as Internet access, telecommuting, remote LAN access, video conferencing and wide area networking, which includes communications among computers and telephone systems. Telephone service carriers are therefore facing increasing pressure to install digital telecommunications services in the "last mile." Digital transmission has distinct advantages over analog transmission, including increased speed, higher reliability, lower costs, ease of installation and better quality. Installing digital service facilities also provides telephone companies worldwide with the foundation to offer their customers high-speed video and multimedia services. In addition, international carriers, especially those in developing countries where the copper wire infrastructure is less extensive, are facing a growing demand for digital service and are deploying it to provide multiple voice circuits (telephone lines) rather than the high-speed services requested in the United States.

        Competitive pressure from alternate carriers has further accelerated the telephone companies' deployment of digital service in the "last mile." Unlike public telephone companies, these alternate carriers are not required to provide universal service and instead may choose to serve only those customers with high demand for digital services, an important market targeted by the telephone companies due to the higher rates and increased usage associated with these services. By installing primarily fiber cable, these alternate carriers have provided short delivery intervals and high quality service, which has enabled them to compete effectively with the local telephone companies for these high demand customers. In addition, telephone companies are facing competition from cable companies that offer high-speed cable modem service. As a result of this competitive pressure, the telephone companies face an increased need to provide digital service approaching the quality of fiber optic cable quickly and efficiently.

    T1/E1 Access

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

        In the late 1980s, Bellcore, the research and development entity jointly created and funded by the RBOCs for the development of new technologies, developed the parameters for HDSL technology as a high quality, but lower cost and more efficient method for installing T1 lines in the "last mile" on copper. HDSL utilizes high-speed digital signal processing technology to create a mathematical model of copper wire that allows the receiver to precisely compensate for the predictable distortion that the wire imparts on the digital signal sent from the distant end.

        A cost and performance comparison of a two-mile connection for the three types of T1 deployment follows:

                                          APPROXIMATE
TRANSMISSION TYPE     AVERAGE COST     INSTALLATION TIME      BANDWIDTH       QUALITY ACHIEVED
------------------- ------------------ ------------------ ------------------ -------------------
Fiber                More than $20,000   2 to 4 Months      T1 (1.54 Mbps)   BER 10 to the minus 10
Repeatered T1        Less than $10,000   4 to 8 Weeks       T1 (1.54 Mbps)   BER 10 to the minus 7
HDSL                 Less than $1,500    Less than 1 Hour   T1 (1.54 Mbps)   BER 10 to the minus 10

--------------------------
BER 10 to the minus 10 = one bit error every week in a constant transmission versus BER 10 to the minus 7 which is one bit error every 6 to 7 seconds

        The following diagram depicts a comparison of a conventional repeatered T1 line with an HDSL circuit:

                                    [DIAGRAM]

        The Company believes that HDSL technology offers a significant opportunity to meet end user demand for high-speed digital telecommunications services in the local subscriber loop. HDSL technology has a number of advantages over both fiber cable and conventional repeatered T1 systems, including lower installation costs and faster deployment time. Because HDSL technology utilizes the existing copper wire infrastructure, it can be deployed in one or two days instead of weeks or months. HDSL systems operate over copper wire without the removal of bridged taps and can tolerate crosstalk, resulting in reduced engineering design time and lower costs. HDSL systems also eliminate the need for repeaters, thereby reducing a carrier's initial capital expenditures and its subsequent maintenance costs for trouble shooting. HDSL provides higher quality digital transmission than repeatered copper and approaches the low error rate of fiber optic cable. There are, however, certain situations in which HDSL technology is disadvantaged relative to these alternative solutions. For example, if a number of T1 lines are requested at a single location, fiber cable may be more cost effective to deploy.

    Subscriber Carrier Systems

        Subscriber carrier systems use HDSL technology allowing for rapid deployment of new telephone service, cable capacity transmission and full-featured services over existing copper lines. The systems increase the channel capacity of copper lines in the local loop. Subscriber carrier systems can be used to satisfy additional line demand from businesses, apartment complexes, hotels, etc. In addition, some subscriber carrier systems can provide access through a digital loop carrier.

        Megabit Access

        Various telecommuting, Internet access and remote LAN access applications are driving the need for new higher-speed access technologies. T1 lines are not feasible for use by small businesses and residential customers. Solutions for these customers have historically been limited to ISDN or analog, voice grade circuits, which when equipped with 28.8 modems offer some minimally useful capacities.

        Megabit access products go beyond modem and ISDN capabilities, offering high-speed data services to business and residential customers. These services include high-speed Internet and Intranet access, remote LAN access, advanced services such as pay-per-view movies, telemedicine, distance learning, interactive video games, educational video and many other on-demand services. The following chart shows the relative efficiency of the various transmission methodologies.


                                                  MODEM       ISDN        XDSL       XDSL         XDSL        XDSL
   APPLICATION FILE TYPE            FILE SIZE   28.8 KBPS   128 KBPS    384 KBPS   768 KBPS    1,544 KBPS  6,144 KBPS
   ---------------------            ---------   ---------   --------    --------   --------    ----------  ----------
E-mail Users                        30 Kbytes    8.3 sec.    1.9 sec.   0.63 sec.   0.31 sec.   0.16 sec.   0.04 sec.
Consumer Digitized Photo           125 Kbytes   34.7 sec.    7.8 sec.   2.6 sec.    1.3 sec.    0.6 sec.    0.2 sec.
Business User Word Files           250 Kbytes   69.4 sec.   15.6 sec.   5.2 sec.    2.6 sec.    1.3 sec.    0.3 sec.
Telecommuter Videoconferencing     384 kbps        No           No         Yes        Yes         Yes         Yes
Telemedicine X-ray                   5 Mbytes   23.1 min.    5.2 min    1.7 min.   52.1 sec.   25.9 sec.    6.5 sec.
Remote LAN Access Bulk File         20 Mbytes    1.5 hr.    20.0 min.   6.9 min.    3.5 min.    1.7 min.   26.0 sec.

Desired and acceptable response time is less than 3.0 seconds.

PAIRGAIN STRATEGY

        The Company pioneered the development of a VLSI implementation of HDSL technology and is currently a leading provider of telecommunications products based on xDSL technology. The Company's strategy for expanding the market for its products consists of three primary elements:

   o Maintain Technology Leadership. The Company believes that it is a leader in xDSL technology and systems. The Company intends to be able to offer clients whatever form of xDSL they desire. The Company's engineering organization includes a core development team focused on applying DSP techniques to telecommunications products. The Company leverages this core DSP expertise with an in-house VLSI design group that designs advanced VLSI components. The Company's in-house VLSI design group was the first to deliver an HDSL transceiver on a single chip (the SPAROW I chip). The Company believes that the close coordination between its VLSI design and product development teams enables it to reduce its time to market for new products. The engineering organization places the highest priority on maintaining the cost and feature competitiveness of the Company's HDSL product line through aggressive cost reduction and introduction of new products that provide high-speed transmission over copper wire. In addition to providing HDSL-based products, the Company plans to provide products that use ADSL technology. The Company has recently released its Falcon(TM) DMT ADSL chip, which will support DMT ADSL and "splitterless" ADSL, or G.lite. The Company believes that maintaining its leadership in technology for high-speed digital transmission over copper wire is critical to its ability to build and maintain strong relationships with the RBOCs and other customers and to achieve leadership in new markets.

   o Leverage Core Technologies Into New Applications. The Company has developed its Campus product line and its PG-Plus(TM) and PG-Flex(TM) products based upon the same core HDSL technology utilized in the Company's HiGain products. The Company markets its Campus products to private network users such as universities, hospitals, military bases, corporate complexes and other campus environments. In addition, potential demand for the delivery of advanced communication services to residential and business customers, including high-speed Internet access, advanced video services such as pay-per-view movies, interactive video games, educational video and many other on-demand services, may present a significant new market opportunity for products incorporating the Company's DSP and copper transmission expertise by using ADSL technologies. See "-- Products" and "-- Product Development."

   o Subscriber Carrier Systems. Due to a shortage in copper lines, the Company's subscriber carrier systems, PG-Flex and PG-Plus, represent an enormous potential market as carriers look to offer competitive local access and to provision second and third lines quickly and cost-effectively. The systems increase the channel capacity of copper cables in the local loop, allowing service providers to maximize the utility of the lines.

   o Develop OEM Opportunities. The Company will continue to pursue opportunities to provide products and chipsets to manufacturers of telecommunications and data communications equipment. The Company believes that it can provide added value to third-party products through higher levels of integration with other elements of wide area networking infrastructures, such as bridges, routers and multiplexers. The Company also believes an opportunity exists to utilize its xDSL technology to connect local wireless communication systems to local central offices.

   o Create Development Partnerships and Alliances. The Company has and will continue to establish partnerships with industry leaders in an effort to pursue new market opportunities. The Company is currently collaborating with leading telecommunications companies to develop a new standard for second generation HDSL technology, known as HDSL2. The purpose of setting a standard is to move the industry toward interoperability. In addition, the Company is a member of the Universal ADSL Working Group ("UAWG") aimed at accelerating the adoption and availability of high-speed Internet access for the mass market by creating an open interoperable International Telecommunication Union ("ITU") standard.

PRODUCTS

    Core Technology

        The core technology for the Company's HiGain, Campus, PG-Flex and PG-Plus product lines is based on HDSL and was developed from the Company's dual core competencies in digital signal processing and microelectronics. HDSL allows the symmetric transmission and receipt of digital data at T1 rates (1.544 Mbps) over two twisted pair of copper wires or at 768 kbps over a single twisted pair of copper wire. HDSL permits the delivery of an outbound signal on the same pair of wires on which the return signal is received. The transmitted signal is canceled by the receiver by precisely predicting the amount of signal "echo" and subtracting it from the overall input signal. HDSL-based products tolerate crosstalk and operate not only on continuous unobstructed pairs of wires, but also on cables with mixed wire gauges and bridged taps.

        The Company's unique implementation of HDSL technology stems from its development of a special purpose digital signal processing integrated circuit. This VLSI device, the SPAROW (Signal Processing Adaptive Receiver On Wire) chip, operates at a speed of 250 million instructions per second, enabling it to perform the extremely heavy numerical calculations required for the transmission of signals at HDSL rates. The SPAROW chip has enabled the Company to significantly reduce the physical size of its HDSL-based products. Two SPAROW chips are used in each of the Company's HDSL-based products, one for each twisted pair of copper wires entering the unit. The SPAROW I chip was replaced by the Company's SPAROW II chip which provides all of the features of the original SPAROW I chip, costs less to produce and consumes less power. Currently under development is the Company's SPAROW III chip which will be specially designed to handle pure data transport and include a built-in timing function to enhance RADSL products and a new interface to use a lower cost analog chip. In addition, the SPAROW III chip will use less power, cost less to produce and run faster than the SPAROW II chip. The SPAROW III chip also conforms to the requirements of the European Telecommunication Standards Institute ("ETSI").

        The Company's microelectronics team has design and development capabilities that include silicon compilers which allow the Company to develop chips that are at performance and complexity levels beyond what is achievable on standard ASIC design systems. The Company has also leveraged its microelectronics product capabilities into the HiGain and Campus product lines. The Company is currently focusing its resources on further cost and performance improvements in HDSL including an HDSL2 standard that will let service providers deliver full T1 performance over a single twisted pair cable with the same reach, robustness and spectral compatibility of today's two-pair HDSL. Additionally, significant effort is being placed on new ADSL technology such as the newly released Falcon chip, which is capable of transferring data, voice and video at rates over 8 Mbps downstream and 1 Mbps upstream over a single copper telephone line, and the RADSL product series, which allow for consumer and business internet access, transparent LAN access and telecommuting applications.

        The Company is a supporter and contributor in the UAWG. The goal of the UAWG is to accelerate the adoption and availability of high-speed digital Internet access for the mass market by proposing a simplified version of ADSL which will deliver to consumers high-speed modem communications over existing phone lines based on an open, interoperable ITU standard. The UAWG is led by PC, semiconductor and telecommunications industry leaders. The ADSL specification is expected to be delivered to the ITU in 1998 for worldwide deployment.

        By utilizing its HDSL and ADSL technology in different forms, the Company offers products for different markets and varied applications.

    T1/E1 Access

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

        The Company also provides HiGain systems in different forms to address variances in customer installation and configuration requirements. The Company's doubler product regenerates the HDSL signal at the end of a wire to a HiGain remote unit located a similar distance further on, allowing telephone companies to increase the distance range of HDSL from 12,000 feet to 24,000 feet and satisfy T1 demands by its more isolated customers. In addition, the Company has also introduced a product which provides a T1 connection over shorter distances requiring only one pair instead of two pairs of wire. The Company recently introduced a comprehensive range of HDSL-based HiGain products designed specifically to be deployed in digital loop carrier ("DLC") feeder environments where multiple T1s are used to link remote DLC systems to telephone company central offices.

        To ensure flexibility of installation, the Company's HiGain units are available with a variety of shelf and mounting hardware, weather resistant housings and connecting hardware. In addition, all HiGain remote units provide self-diagnostic testing to detect failures and interface with the central office alarm system. The Company first shipped units of its HiGain system to customers in June 1992. As of December 31, 1997, the Company had shipped approximately 612,000 HiGain units.

                         ILLUSTRATION OF HIGAIN SYSTEM

                                 [ILLUSTRATION]


      ETSI HIGAIN SYSTEMS

        In order to provide digital E1 solutions to the Company's customers outside of North America, including public carriers and private network operators, the Company introduced the HiGain ETSI Global Access product line. These products apply HDSL-based technology in compliance with ETSI requirements. They allow service providers to rapidly establish E1 connections between central offices and the customer. The equipment transfers data at rates of 2.048 kbps over four-wire circuits. Its applications include LAN and PBX networking, WAN connections, high-speed Internet access and videoconferencing. The Company's ETSI HiGain systems were recently approved by the British Approvals Board for Telecommunications for use with unconditioned, two-wire and four-wire circuits from British Telecommunications. This will allow service providers to link their private circuit networks into British Telecom's public network over unconditioned copper telephone lines.

    Subscriber Carrier Systems

      PG-2

        PG-2 was the Company's first commercial product and was delivered to customers beginning in 1989. The PG-2 system allows telephone companies to establish two analog transmission lines over a single twisted pair of copper wires, where traditional technology only allowed the establishment of one line over a single twisted pair of copper wires. PG-2 systems are used by telephone companies to provide emergency service and additional line service to residences and small businesses. The Company's PG-2 system can also be used to convert a degraded analog copper pair to high-speed digital transmission. In the international marketplace, where the copper infrastructure is less extensive, these digital subscriber systems allow PTTs to expand telephone service without laying more copper lines.

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

      PG-FLEX SYSTEMS

        PG-Flex is a small subscriber carrier product. PG-Flex employs HDSL technology to provide a system for delivering up to 32 standard phone lines on two pairs of wire over an operating range of up to 12,000 feet. The PG-Flex system operates in the local loop at carrier service area distances. The remote terminals are powered from the central office which enables virtually uninterrupted service during local power outages. The Company markets the PG-Flex product to both international and domestic telephone companies and expects significant competition in both markets. The Company began production shipments of PG-Flex systems in 1996. PG-Flex has received numerous approvals from RBOCs and independent telcos.


                         ILLUSTRATION OF PG-FLEX SYSTEM

                                  [ILLUSTRATION]


      PG-PLUS

        In 1997, the Company introduced PG-Plus, a small subscriber carrier system based on HDSL technology. The PG-Plus system can be configured to support four or six channels for POTS or ISDN over one unconditioned copper telephone line at distances up to 21,000 feet. PG-Plus can be deployed rapidly and is intended to offer low cost solutions to business and residential users who require additional voice, fax or data lines, or in emergency situations for temporary voice communications. The PG-Plus system consists of central office terminal and remote terminal equipment along with the alarm unit which is the central point of communication within the PG-Plus system.

    Campus Systems

        The Company's Campus systems are xDSL transmission products designed by the Company to meet the digital communications needs of organizations operating their own private networks. Campus systems are reconfigured versions of the HiGain product and provide high-speed digital connectivity over one or two twisted pairs of copper wires between user premises in campus environments. Examples of these environments include universities, hospitals, utility plants, military bases, industrial parks and corporate complexes. The Campus systems enable the interconnection of LANs, video conferencing, Internet and Intranet access, PBX extensions and many other applications.

        A Campus system consists of two base units that operate at T1, E1, 768 kbps or 384 kbps speeds and are compatible with a number of standard data communications interfaces. These interfaces allow Campus systems to connect directly to LAN bridges, routers, T1 multiplexers, PBXs, video conferencing systems and other high-speed networking devices. The Company first shipped Campus systems to customers in June 1993.

      CAMPUS STAR(TM)

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

      CAMPUS-REX(TM)

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

                      PAIRGAIN CAMPUS PRODUCT APPLICATIONS
                             (Campus Area Network)

                               [NETWORK DIAGRAM]


    OEM Products

        The Company has formed an OEM sales group to establish relationships with manufacturers to integrate PairGain's xDSL technologies into their own products. Recent opportunities for relationships have centered around DLC manufacturers. The Company currently has relationships with DSC Communications and Advanced Fibre Communications.

    Megabit Access Products

        The Company's megabit access products offer high-speed solutions for a wide range of consumer and business applications, including Internet and remote LAN access. Megabit access products are designed for local exchange carriers, ISPs and private network owners.

      MEGABIT MODEM(TM)

        The Company's Megabit Modem products provide high-speed access to the Internet or corporate LANs at speeds up to 768 kbps in each direction. Megabit Modems may also be installed at remote office sites to extend high-speed services across wide area networks. It operates over a single copper telephone line and outperforms ISDN, cable modems and dial-up modems.

      MEGABIT MODEM CRA(TM)

        The Megabit Modem CRA are RADSL modems that have been designed to support a variety of applications in residential and business environments. The modems automatically adjust transmission speeds to the highest rate possible according to distance, traffic, line quality and other factors. The Megabit Modem CRA transfers data at speeds up to 3.2 Mbps downstream (to the subscriber) and 1 Mbps upstream to distances as far as 25,000 feet. With the addition of a S1 NID ADSL Splitter, both digital and analog signals can be transmitted simultaneously. The network management function for the RADSL products can be integrated with other xDSL products, consolidating network management functions for all network elements into one system. RADSL modems are easy to install and require no end user configuration.

      ETHERPHONE(TM)

        The Company's EtherPhone products provide both an Ethernet network connection and an analog POTS voice connection over a single telephone line. The unit mounts on the outside of a residence or small office, and does not require any end user configuration. The EtherPhone provides a 64 kbps voice channel and transmits data at speeds up to 704 kbps in each direction. EtherPhone products facilitate telecommuting applications and allow high-speed Internet access.

      ADSL CHIPS

        The Company recently introduced its Falcon DMT ADSL chip which is the industry's first single-chip DMT ADSL processor. The Falcon chip will support DMT ADSL and "splitterless ADSL," or G.lite, a standard currently under development by the ITU to simplify modem deployment by eliminating customer premises splitter installation for simultaneous data and analog voice connections. Although telephone companies have focused on deploying fiber and hybrid fiber and coaxial cable networks for delivering these advanced services, the Company believes the high cost and long implementation periods that will be involved in setting up these networks will provide a window of opportunity for equipment that can deliver similar capabilities on ordinary telephone wires.

                              CONSUMER APPLICATIONS

                                    [GRAPHIC]


PRODUCTS UNDER DEVELOPMENT

    HDSL2

        The Company is currently collaborating with leading telecommunications companies to develop a new standard for second generation HDSL technology, known as HDSL2. The purpose of setting a standard is to move the industry toward interoperability. HDSL2 is being developed to deliver full T1 performance over a single twisted pair cable, with the same reach, robustness and spectral compatibility of current two-pair HDSL technology.

    ADSL Modules

        The Company is developing products that will use the Falcon chip to support DMT ADSL and "splitterless ADSL," or G.lite.

    DSLAM

        The Company is also providing resources to develop ATM-based Digital Subscriber Line Access Multiplexer ("DSLAM") products at its Tustin, California and Wallingford, Connecticut facilities.

CUSTOMERS

        The Company sells its HiGain, PG-2, PG-Flex, PG-Plus and megabit access products primarily into the public network market and its Campus products primarily into the private network market. The Company uses its direct sales force to market its products to the public network market in the United States and Canada. The Company markets its domestic Campus products and all international products through both direct sales and distributors.

    Public Networks

        The public network market consists of the five RBOCs and their local telephone company affiliates, as well as independent telephone companies, CLECs, ISPs and international carriers.

        RBOCs. Prior to selling products in volume to a local telephone company affiliated with an RBOC, a vendor must first receive approval of its product from the RBOC. Although the approval process for a new product varies somewhat among the five RBOCs, the process generally consists of the following three phases:

    o Laboratory Evaluation. The product's functions and performance are tested against all relevant industry standards. This process can take from two weeks to three months, or longer, depending on a variety of factors.

    o Field Trial. A number of actual telephone lines are equipped with the product for live operation in a field trial lasting from three weeks to three months, or longer. These field trials are for evaluating performance, assessing the ease of installation and establishing troubleshooting procedures. The RBOCs grant conditional approval upon successful completion of a new product's field trial, enabling field personnel to order limited quantities of the product under one-time approvals.

    o Final Approval and Contract. Prior to final approval, which may take from one to four months, or longer, the RBOC develops and implements a variety of procedures that cover ordering, stocking, installation, maintenance, returns and all other activities associated with use of the product.


        All five U.S. RBOCs and Bell Canada have approved the Company's HiGain products. In addition, several carriers have approved the Company's small subscriber carrier systems: two RBOCs and Bell Canada have approved the Company's PG-2 system, four RBOCs have approved the PG-Flex system and one RBOC has approved the PG-Plus system. Sales in the aggregate to local telephone companies affiliated with the five RBOCs accounted for approximately 57% of the Company's total revenues in 1997. See Note 3 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

        Independent Telephone Companies. There are approximately 1,500 telephone companies in the United States that are unaffiliated with any of the RBOCs. The Company has targeted approximately 50 of the largest independent telephone companies as potential customers for its carrier products. Although the independent telephone company market does not present as large an opportunity as the RBOC market, the Company's experience has been that the independent telephone companies are often more receptive to new technology. As a result, the approval process for new technology is often less time consuming. Several of the large and small independent telephone companies have approved and deployed the Company's HiGain system. One large independent telephone company has approved the Company's PG-Flex and PG-2 small subscriber carrier systems.

        CLECs and ISPs. There are numerous competitive local exchange carriers and Internet service providers throughout North America. These providers supply Internet access, T1, long distance and other residential services to consumers or businesses. In many cases, CLECs will lease unbundled network elements from the local exchange carrier to deliver digital services using their own transmission equipment. Most CLECs are focused on new types of data or voice services and are potential customers for the Company's products. The CLEC market is relatively new (since the 1996 Telecom Act), and it is unknown at this point how CLECs will evolve.

        International Carriers. In most international markets there is one telephone company per country; there are no alternate carriers and no independents. Typically these PTTs are highly regulated, government-owned agencies that have an even more rigorous approval process for new technology than the RBOCs. While the international carrier network systems are architecturally similar to the domestic public networks, E1 service is not deployed as extensively in local subscriber loops internationally as T1 service is in local loops domestically. The demand for E1 service has grown, however, and international carriers are deploying it primarily to provide multiple voice circuits rather than the high-speed service requested in the United States. The Company's products have been successfully deployed in over 95 countries, and in 1997, sales outside of North America comprised approximately 9% of total revenues.

    Private Networks

        Customers for the Company's Campus products, first introduced in 1993, include universities, hospitals, military bases and other government installations, corporate complexes and other campus-like environments with private network systems.

SALES, MARKETING AND CUSTOMER SUPPORT

    Sales and Marketing

        The Company's direct sales force markets its products to the RBOCs and their local telephone company affiliates and to the larger independent telephone companies by working closely with the planning, switching and transmission departments of such customers. The Company sells to other independent carriers, CLECs and owners of private networks through direct sales, telesales and distributors.

        The Company's North American sales personnel are located in the following areas: California, Florida, Georgia, Utah, Texas, Washington, New Hampshire, Illinois, New Jersey, New York, North Carolina, Oregon, Massachusetts, Maryland, Missouri, Kansas, Colorado, Pennsylvania, Virginia, Washington, DC, and in the provinces of Alberta and Quebec. The Company sells its products outside of North America through its own sales force based in the United States, Switzerland, Brazil, Hong Kong and China, and a network of international data communications equipment distributors.

        In addition to the specific sales efforts directed at its public and private network customers, the Company's marketing activities include participation in industry trade shows and conferences, distribution of sales and product literature, media relations, advertising in trade journals, direct mail and ongoing communications with its customers and industry analysts.

    Customer Support

        Service, repair and technical support of the Company's products are performed primarily in-house, however, the Company also uses an independent third party repair service. The Company's field service personnel are located in California, New York, Maryland, Georgia, Florida, Illinois, Texas, Missouri, Colorado, Virginia, Massachusetts, and Ontario, Canada, Sao Paulo, Brazil, Mexico City, Mexico, Dubai, U.A.E. and Guangzhou, China. The Company offers technical support to its customers on a 24-hours-a-day, 7-days-a-week basis via an 800 hotline and through paging systems for all support personnel. The Company's products are sold with a five year warranty.

PRODUCT DEVELOPMENT

        The Company believes that its future success depends on its ability to maintain its technological leadership through enhancements of its existing products and development of new products that meet a wide range of customer needs. Accordingly, the Company intends to continue to make substantial investments in product development.

        The Company's engineering efforts consist of microelectronics, software development and hardware development. Within the microelectronics group, a substantial majority of the Company's efforts are devoted to the development of ADSL, the enhancement of microelectronics used in the Company's HiGain and Campus product lines and the development of microelectronics products based on the Company's existing products. Within the software development group, the Company's efforts are devoted to the development and enhancement of network management software and protocol compliance for its products and the development of firmware for products such as PG-Flex, PG-Plus and ETSI.

        The remainder of the Company's research and development is devoted to the development, improvement and enhancement of new and existing hardware products and is directed at the following:

    o Cost Reduction. The Company continuously reviews the design and manufacturing process of its products to determine areas of product cost savings or enhanced product quality. This review includes, among other things, an examination of the product design to determine if further improvements can be made in the VLSI components.

    o Product Line Extensions. The Company seeks to extend its existing product lines through product modifications and enhancements in order to meet the needs of its different customers and their applications. Products resulting from the Company's product line extension efforts include the PairGain Management System for management of HiGain products, long range 384 kbps Campus systems, single pair T1 systems and the HiGain doubler product.

    o New Technology. The Company explores new transmission technologies to determine whether they represent an opportunity for products incorporating the Company's DSP and copper transmission expertise.

        During 1997, 1996 and 1995, research and development expenses were approximately $32.0 million, $19.5 million and $10.7 million, respectively. All of the Company's research and development expenses were charged to operations as incurred.

MANUFACTURING

        The Company's manufacturing operations consist primarily of final assembly, burn-in, full system test, packaging and shipping. The Company uses domestic independent third-party contract assembly companies on a consignment basis for circuit board assembly, including in-circuit and functional testing, for many of its products. The Company conducts final assembly and final test functions for those products at its facility in Tustin, California. In addition, the Company performs extensive burn-in, testing and inspection of all of its products prior to shipping them to customers. Product quality and reliability are the Company's prime concerns in all phases of the manufacturing process. Quality control is maintained through incoming inspection of components and subassemblies, auditing of consignment and turnkey contractors, in-house final assembly and test functions, plus a final shipping inspection of all products. During 1996, the Company entered into an agreement to have its PG-2 and PG-Plus products manufactured, on a turnkey basis, by Jabil Circuits at Jabil's St. Petersburg, Florida facility. Under the terms of this agreement, Jabil manufactures, tests, packages and ships these products directly to the Company's customers.

        In April 1996 the Company achieved ISO 9001 certification for its manufacturing operations located in Tustin, California. ISO 9000 Quality Standards were developed by the International Organization for Standardization. It is a quality system standard for ensuring a total quality management system in engineering and manufacturing and is becoming an accepted prerequisite for international trade. ISO 9001 is the most comprehensive standard, covering design and development as well as production, installation and service.

        The Company currently procures all of its components from outside suppliers, either directly from manufacturers or distributors or through its consignment and turnkey contractors. The Company generally purchases and stores the more expensive components at its location and allows its assembly and test subcontractors to purchase and store other necessary components. In procuring components, the Company and its subcontractors rely upon a number of suppliers that are the sole source for certain of the components. One such sole supplier part is the SPAROW II chip. Although the Company has utilized its VLSI expertise to design its SPAROW II chip in a manner that will facilitate transition to multiple sources of supply, such a transition could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's customer relationships and operating results.

        The Company's backlog at December 31, 1997 was approximately $10.4 million. The Company includes in backlog all firm purchase orders for products regardless of their ship date. Because of the quick turnaround that the Company's customers expect on their orders, and because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of actual revenues expected for any future period.

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

        Some companies that offer competitive products in PairGain's primary revenue segments are listed below:


                                                    SUBSCRIBER      CAMPUS/
                                        T1/E1        CARRIER        PRIVATE
              COMPETITOR               ACCESS        SYSTEMS       NETWORKS
    ---------------------------------------------------------------------------
    ADC Telecommunications                X                            X
    ---------------------------------------------------------------------------
    Adtran, Inc.                          X                            X
    ---------------------------------------------------------------------------
    Alcatel Network Systems, Inc.         X
    ---------------------------------------------------------------------------
    DSC Communications Corporation                      X
    ---------------------------------------------------------------------------
    ECI Telecom                           X             X
    ---------------------------------------------------------------------------
    E/O Networks                                        X
    ---------------------------------------------------------------------------
    GoDigital Telecommunications, Inc.                  X
    ---------------------------------------------------------------------------
    Orckit Communications Ltd.            X
    ---------------------------------------------------------------------------
    Paradyne                                                           X
    ---------------------------------------------------------------------------
    Raychem Corporation                                 X
    ---------------------------------------------------------------------------
    Siemens                               X
    ---------------------------------------------------------------------------
    Tut Systems                                                        X
    ---------------------------------------------------------------------------
    Wescom Communications, Inc.                         X
    ---------------------------------------------------------------------------
    Westell, Inc.                                                      X
    ---------------------------------------------------------------------------

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

        The Company is investing heavily in xDSL developments. The market for xDSL-based products is emerging and will change dramatically over a very short time. There can be no assurance that the products the Company develops will be commercially successful.

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

EMPLOYEES

        As of December 31, 1997, the Company employed 640 persons, including 227 in manufacturing, 99 in sales and marketing, 20 in customer service, 241 in engineering and 53 in finance and administration. The Company also employs a number of temporary and contract employees. During the last quarter of fiscal 1997, the Company employed between 94 and 100 temporary employees, mostly in manufacturing. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company does not have any employment contracts with any of its executive officers.

ITEM 2.  PROPERTIES.
--------------------

        The Company has several property leases, as detailed below:

                                                                Approx.       Lease
                       Use / Location                         Square Feet   Expiration
                       --------------                         -----------   ----------
         Principal administrative, engineering, manufacturing,
         sales and marketing facilities
               Tustin, California                                75,000      02/29/00
               Tustin, California                                66,000      12/31/04
               Tustin, California                                15,000      07/31/99

         Research and development facilities
               Raleigh, North Carolina                           20,000      08/31/01
               Wallingford, Connecticut                          14,000      09/30/99

         Sales offices
               Landover, Maryland                                 1,000      10/31/99
               Miami, Florida                                     2,000      03/31/01
               Baden-Daettwil, Switzerland                        2,000      06/30/98
               Wanchai, Hong Kong                                 2,000      07/31/99

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

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

        In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and paid plaintiff's attorneys fees of $450,000. The impact of the settlement was recorded in the Company's financial statements for the year ended December 31, 1996.

        In January 1996, the Company filed suit in Los Angeles federal court against Mr. S. Jay Goldinger and Capital Insight, Inc. charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

        As previously reported, the U.S. Attorney's office and the Securities and Exchange Commission have been investigating S. Jay Goldinger and Capital Insight, Inc. in connection with their loss of nearly $100 million of their clients' funds, including $15.8 million of PairGain's funds. The U.S. Attorney and the SEC are also investigating whether PairGain and some of its past and present officers and employees engaged in any wrongdoing with respect to PairGain's investment of its excess cash with Capital Insight, the disclosure of such investments and the disclosure of losses incurred.

        See Notes 15 and 16 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

        The Company does not maintain Directors and Officers liability insurance. However, under the terms of its certificate of incorporation, the Company indemnifies its directors and officers for damages and legal fees arising from litigation matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

        The Company's Common Stock is traded on The Nasdaq Stock Market(SM) under the symbol PAIR. As of January 30, 1998, there were 69,361,762 shares of the Company's Common Stock issued and outstanding. The number of stockholders of record at that date was 637. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above. The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq Stock Market(SM). The market quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The Company has never paid cash dividends and has no present intention of declaring a cash dividend for the foreseeable future.

                                                      QUARTERLY  QUARTERLY
                                                        HIGH*       LOW*
                                                      ---------  ---------
                   YEAR ENDED DECEMBER 31, 1997
                       Fourth Quarter                 $ 31.25     $ 17.38
                       Third Quarter                    30.00       15.50
                       Second Quarter                   32.75       14.63
                       First Quarter                    43.25       22.38

                   YEAR ENDED DECEMBER 31, 1996
                       Fourth Quarter                 $ 41.88     $ 28.69
                       Third Quarter                    41.50       19.50
                       Second Quarter                   31.13       16.41
                       First Quarter                    17.50        9.75

        On January 30, 1998, the last reported sales price for the Company's stock was $18.38.

* 1996 share prices have been adjusted for the June 18, 1996 and December 18, 1996 two-for-one stock splits.


    USE OF PROCEEDS FROM REGISTERED SECURITIES

        The effective date of the Company's first registration statement (the "Registration Statement") filed on Form S-1 (Registration No. 33-66680) under the Securities Act of 1993, as amended, was September 13, 1993. The class of securities registered was Common Stock. The offering commenced on September 15, 1993 and all securities were sold in the offering. The managing underwriters for the offering were Lehman Brothers, Inc. and Hambrecht & Quist, Inc.

        Pursuant to the Registration Statement, the Company sold 4,140,000 shares of its Common Stock for an aggregate offering price of $58.0 million, and certain selling shareholders sold 632,500 shares of the Common Stock of the Company for an aggregate offering price of $8.9 million.

        The Company incurred expenses of $4.7 million of which $4.1 million represented underwriting discounts and commissions and $573,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $53.3 million.

        Of the net proceeds from the offering, $5.3 million was used to pay off indebtedness in 1993 and $48.0 million has been invested in short-term investments. In 1995, the Company realized a $15.8 million unauthorized trading loss. See Notes 15 and 16 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

        The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus which is part of the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of the Company as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 is derived from audited consolidated financial statements of the Company included elsewhere in this Annual Report. The selected consolidated financial data of the Company as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1994 and 1993 are derived from audited consolidated financial statements of the Company not included in this Annual Report. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in separate sections of this Annual Report.


                                                       YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------
                                         1997       1996(1)    1995       1994      1993
                                       --------   --------   --------    -------   -------
                                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
STATEMENT OF OPERATIONS DATA:
 Revenues                              $282,325  $205,505    $107,224    $59,518   $36,307
 Income from operations                 71,739     51,526      23,532     10,513     8,614
 Unusual loss due to unauthorized
  trading of investments by third
  parties                                   --         --     (15,827)        --        --
 Settlement income related to
  unauthorized trading of
  investments by third parties              --      2,500          --         --        --
 Net income                             47,637     34,908       1,056      8,567     7,612
 Earnings per common share(2)
   Basic                               $  0.70    $  0.54     $  0.02    $  0.17   $  0.21
   Diluted                             $  0.63    $  0.47     $  0.02    $  0.14   $  0.15
 Average shares outstanding(2)
   Basic                                67,991     64,247      58,225     50,131    36,773
   Diluted                              75,225     73,768      67,280     61,612    49,940


                                                             DECEMBER 31,
                                       --------------------------------------------------------
                                          1997       1996(1)      1995        1994       1993
                                       ---------   ---------   ---------   ---------  ---------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital                      $ 214,724   $ 140,681   $  84,766   $  71,368  $  62,941
  Total assets                           282,419     195,004     105,326      86,625     68,303
  Long-term debt                              --          --          --          --         --
  Total stockholders' equity             235,517     157,596      93,931      74,846     65,236

    The Company paid no dividends on its Common Stock during any of the periods presented.

(1) Financial data for 1996 reflect the February 27, 1997 business combination between PairGain and Avidia Systems, Inc. accounted for on a pooling-of-interests basis. Avidia was formed in December 1995 and had no significant transactions prior to January 1, 1996. See Notes 1 and 2 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

(2) All share and per share amounts have been adjusted for the June 18, 1996 and December 18, 1996 two-for-one stock splits and have been restated to reflect the adoption of SFAS No. 128, "Earnings Per Share" ("SFAS
      No. 128").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------


        The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein as well as the section entitled "Risk Factors" in Item 1 of this Annual Report. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

        Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements which involve risk and uncertainties. A number of important factors including those contained in the section entitled "Risk Factors," as well as factors discussed elsewhere in this report and in the Company's other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

        PairGain Technologies, Inc. ("PairGain" or the "Company") is a leading provider of telecommunications products based on high-speed Digital Subscriber Line ("xDSL") technology. The Company designs, manufactures, markets and supports products that allow telecommunications carriers and private network owners to expand the capabilities of copper cable and more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, high-speed Internet access, telecommuting, local and wide area networking and video conferencing.

        The Company's first product was PG-2, a two-channel digital subscriber carrier system, which was initially shipped in late 1989. In 1991, the Company undertook the development of its HiGain products, which were first shipped in June 1992. In June 1993, the Company introduced its Campus line of products, and in 1996, began shipping its PG-Flex product, a small subscriber carrier system for delivering up to 32 voice channels over two pair of copper wires. In the first quarter of 1997, the Company commenced shipments of its PG-Plus and ETSI products. Revenues from HiGain products represented approximately 67% the Company's total revenues in 1997 and 76% of the Company's total revenues in both 1996 and 1995. Although revenues from sales of the Company's HiGain products have historically represented a substantial majority of the Company's total revenues and are expected to continue to account for a majority of its revenues for the foreseeable future, the Company believes that revenues from sales of its Campus, PG-Flex, PG-Plus and other products will continue to increase as a percentage of total revenues in the future.

        Commencing in mid-1993, the Company began reducing the average sales prices of its HiGain products in an effort to increase market demand for its products and in anticipation of expected price competition. These reductions have been significant, representing reductions of then current prices of as much as 16% in 1997, 14% in 1996 and 23% in 1995. Although future effects of price competition and other competitive pressures inherent in the Company's business are uncertain, the Company expects to continue to reduce the average sales prices of its HiGain and other products. Accordingly, the Company's ability to maintain or increase revenues will depend in part upon its ability to increase unit sales volumes of existing products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average sales prices of the Company's existing products. Declining average sales prices may also adversely affect gross margins on the Company's existing products if the Company is unable to fully offset such reductions in average sales prices by reductions in the Company's per unit costs. During 1997, 1996 and 1995 the Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume resulted in gross margins of 49% in 1997 and 48% in 1996 and 1995. However, there can be no assurance that the Company will be able to continue to increase unit sales volumes, introduce and sell new products or further reduce its per unit costs in the future.

RESULTS OF OPERATIONS

        The results of operations discussed below are comprised of two sections. The first section compares 1997 to 1996 for all items noted on the Consolidated Statements of Income contained in a separate section of this Annual Report on Form 10-K commencing on page F-1. The second section compares 1996 to 1995 for the same items.

        All share and per share amounts have been adjusted to reflect the two-for-one stock splits effective June 18, 1996 and December 18, 1996 and have been restated to reflect the adoption of SFAS No. 128, for all periods presented.

        The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues.

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                    1997        1996       1995
                                                   ------      -------    -------
     Revenues:
      Product sales                                 100 %       100 %       99 %
      Royalty income                                 --          --          1
                                                   ------      -------    -------
     Total revenues                                 100         100        100
     Cost of revenues                                51          52         52
                                                   ------      -------    -------
     Gross profit                                    49          48         48
     Operating expenses:
      Research and development                       11           9         10
      Selling and marketing                           8           9          9
      General and administrative                      4           5          6
      Merger expenses                                 1          --         --
                                                   ------      -------    -------
     Total operating expenses                        24          23         25
                                                   ------      -------    -------
     Income from operations                          25          25         23
     Other income, (loss):
      Interest income, net                            3           2          2
      Gain on sales of investments                   --          --         --
      Loss on long-term investment                   --          --         --
      Unusual loss due to unauthorized
        trading of investments by third
        parties                                      --          --        (15)
      Settlement income related to unauthorized
        trading of investments by third parties      --           1          --
                                                   ------      -------    -------
     Income before income taxes                      28          28         10
     Provision for income taxes                      11          11          9
                                                   =======     =======    =======
     Net income                                      17 %        17 %        1 %
                                                   =======     =======    =======


    1997 Compared to 1996

      REVENUES

        Revenues increased 37% to $282.3 million in 1997 compared with $205.5 million in 1996. This increase was primarily due to a 39% increase in unit sales volume of the Company's HiGain products and, to a lesser extent, a 57% and 41% increase in unit sales volume of the Company's Campus and PG-2 products, respectively. These increases were partially offset by declines in the average sales prices of HiGain and Campus products of 16% and 13%, respectively. In addition, revenues from the Company's PG-Flex, PG-Plus and megabit access products increased to 7% of total revenues in 1997 compared to 2% in 1996. Revenue per average employee increased to $432,000 in 1997, compared to $399,000 in 1996.

        Aggregate sales to local telephone companies affiliated with the five RBOCs accounted for approximately 57% and 62% of the Company's total revenues for 1997 and 1996, respectively.

      GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and warranty reserves. In 1997, the Company's gross profit as a percentage of total revenues increased to 49% from 48% in 1996 despite decreases in average sales prices and increases in overhead spending and provisions for inventory and warranty reserves. The Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume was the primary reason for the Company's ability to increase gross margin to 49% of revenues in 1997.

      OPERATING EXPENSES

        Operating expenses, excluding merger expenses, increased 38% to $65.4 million in 1997 from $47.5 million in 1996. As a percentage of revenue, operating expenses, excluding merger expenses in 1997, were 23% for 1997 and 1996. The majority of the increase in absolute operating expense levels was in the area of research and development with the remainder of the increase coming from selling and marketing expenses. The Company plans to increase its relative spending in engineering and field sales support in an effort to continue to develop and market new products and technologies such as the small subscriber and megabit access product lines and the newly released Falcon(TM) DMT ADSL chip.

        Research and development expense increased 64% to $32.0 million in 1997 from $19.5 million in 1996. Research and development expense was 11% of total revenues in 1997 compared to 9% in 1996. The increase in expenses was primarily due to the addition of personnel for the development of new products, specifically, development programs for PG-Flex, PG-Plus, Falcon chip technology and megabit access products, and sustaining, enhancement and cost reduction programs for HiGain and Campus products. Costs for prototype expenditures as new products were tested in the lab and payments to consultants where specific resources were needed in the development process also increased in 1997 over the prior year. The Company anticipates that research and development expenses will continue to increase as new products are further developed and other xDSL technologies and applications are pursued.

        Selling and marketing expense increased 30% to $22.8 million in 1997 from $17.6 million in 1996. Selling and marketing expense as a percentage of total revenues was 8% in 1997 and 9% in 1996. The increase in absolute expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, and additional advertising and trade show expenditures designed to market the Company's new products and technology. In addition, costs related to the expansion of the Company's presence in the international market more than doubled over the prior year. The Company anticipates higher selling and marketing spending levels in the future in order to maintain its leadership position in the xDSL market and to secure market share in the small subscriber and megabit access markets.

        General and administrative expense increased to $10.6 million in 1997 from $10.4 million in 1996. Increases in personnel-associated costs and expenditures for computer equipment, software maintenance and consulting fees related to upgrading the Company's information system capabilities were offset by decreases in legal fees and provisions for bad debts. General and administrative expense as a percentage of total revenues was 4% in 1997 compared to 5% in 1996.

      MERGER EXPENSES

        Expenses related to the acquisition of Avidia Systems, Inc. aggregating approximately $2.6 million were charged against the operations of the Company in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banking fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

      INTEREST INCOME, NET

        Net interest income was $6.9 million in 1997 and $3.7 million in 1996. The increase in interest income was the result of increased average cash balances.

      GAINS ON SALES OF SHORT-TERM INVESTMENTS

        Realized gains on sales of short-term investments were $23,000 in 1997. There were no realized gains on sales of short-term investments in 1996 and there were no realized losses on sales of short-term investments in 1997 or 1996.

      LOSS ON NOTE RECEIVABLE AND LONG-TERM INVESTMENT

        In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). The agreements provided for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and had rights to purchase a minority ownership position. The note bore interest at the prime rate less one percent, payable monthly, with the principal balance due July 1999.

        In April 1996, the Company purchased approximately 150,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000. In September 1996, the Company purchased approximately 321,000 shares of Sourcecom's Common Stock for an aggregate of $271,000. Shares purchased have been adjusted to reflect Sourcecom's two-for-one stock split, effective September 24, 1996.

        In the third quarter of 1997, Sourcecom filed for protection from creditors under the U.S. Bankruptcy Act. Accordingly, the Company recorded a valuation adjustment of $544,000 during the third quarter of 1997 to reflect an impairment in its investment in Sourcecom. In December 1997, Sourcecom and the Company reached an agreement for a mutual release of all claims. Under the terms of the release, Sourcecom paid $2.6 million to the Company to settle the loan made under the original agreements. In the fourth quarter of 1997, the Company wrote-off the balance of the note and associated legal fees aggregating $200,000.

      SETTLEMENT INCOME RELATED TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

        As described in Notes 15 and 16 of Notes to the Consolidated Financial Statements, the Company incurred a loss of $15.8 million from unauthorized and inappropriate trading of investments by third parties in 1995.

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

        In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and the Company paid plaintiff's attorneys fees of $450,000. The impact of the settlement was recorded in the Company's financial statements for the year ended December 31, 1996.

      PROVISION FOR INCOME TAXES

        The Company's provision for income taxes increased to $30.3 million in 1997, compared to $22.8 million in 1996. The effective tax rate during 1997 was 39%. The effective tax rate during 1996 was 40%.

        Excluding non-deductible merger expenses, the 1997 effective tax rate was 38%. The primary reason for the reduction in the Company's effective tax rate was due to additional research and development tax credits.

      NET INCOME AND EARNINGS PER SHARE

        Net income for the year ended December 31, 1997 was $47.6 million or $0.70 per share, compared to $34.9 million or $0.54 per share, for the year ended December 31, 1996. The weighted average number of common shares outstanding were 68.0 million and 64.2 million for the years ended December 31, 1997 and 1996, respectively. This increase in common shares was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan.

        Earnings per share, taking into account the dilutive effects of common stock options and warrants, were $0.63 per share and $0.47 per share for the year ended December 31, 1997 and 1996, respectively. The weighted average number of common and common equivalent shares outstanding were 75.2 million in 1997 and
73.8 million in 1996.


    1996 Compared to 1995

      REVENUES

        Revenues increased 92% to $205.5 million in 1996 compared with $107.2 million in 1995. This increase was primarily due to a 106% increase in unit sales volume of the Company's HiGain products and, to a lesser extent, a 90% and 64% increase in unit sales volume of the Company's Campus and PG-2 products, respectively. These increases were somewhat offset by declines in the average sales prices of HiGain and Campus products of 14% and 7%. Revenue per average employee increased 46% to $399,000 in 1996, compared to $274,000 in 1995.

        Aggregate sales to local telephone companies affiliated with the five RBOCs accounted for approximately 62% and 65% of the Company's total revenues for 1996 and 1995, respectively. In addition, included in revenues for 1995 was royalty income totaling $1.1 million. These royalties were paid to the Company primarily in connection with technology licensing agreements entered into with Alcatel and ADC Telecommunications, Inc. In 1995, the agreement between the Company and Alcatel was renegotiated. As a result, royalty income from these licensing agreements will be minimal in future periods.

      GROSS PROFIT

        In 1996, the Company's gross profit as a percentage of total revenues continued at the 1995 rate of 48% in spite of decreases in average sales prices, a decline in royalty income and increases in overhead spending and provisions for inventory and warranty reserves. The Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume, was the primary reason for the Company's ability to maintain gross margin at 48% of revenues.

      OPERATING EXPENSES

        Research and development expense increased to $19.5 million in 1996 from $10.7 million in 1995. Research and development expense was 9% of total revenues in 1996 compared to 10% in 1995. The increase in absolute expense levels was primarily due to the addition of personnel for the development of new products, specifically, development programs for PG-Flex, PG-Plus, Falcon chip technology and megabit access products, and sustaining, enhancement and cost reduction programs for HiGain and Campus products. Costs for prototype expenditures as new products were tested in the lab and payments to consultants where specific resources were needed in the development process also increased in 1996 over the prior year. In addition, the Company's research and development facility in Raleigh, North Carolina, which was established in the second half of 1995, and its research facility in Wallingford, Connecticut, which was established in December 1995, were expanded significantly during 1996.

        Selling and marketing expense increased to $17.6 million in 1996 from $9.9 million in 1995. This increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, commission and travel expenses, and additional advertising and trade show expenditures. Selling and marketing expense as a percentage of total revenues was 9% in both 1996 and 1995.

        General and administrative expense increased to $10.4 million in 1996 from $6.8 million in 1995. This increase was primarily due to the addition of personnel, payments to outside consultants related to the implementation of an information systems upgrade, legal and accounting fees related to the unusual trading losses and subsequent settlement and an overall increase in spending commensurate with the Company's increase in headcount and operating activities. General and administrative expense as a percentage of total revenues was 5% in 1996 compared to 6% in 1995.

      INTEREST INCOME, NET

        Net interest income was $3.7 million in 1996 and $2.1 million in 1995. The increase in interest income was the result of increased average cash balances.

      GAINS ON SALES OF SHORT-TERM INVESTMENTS

        There were no realized gains or losses on sales of investments in 1996. Realized gains on sales of short-term investments were $415,000 in 1995.

      UNUSUAL LOSS / SETTLEMENT INCOME RELATED TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

        As described in Notes 15 and 16 of Notes to the Consolidated Financial Statements, the Company incurred a loss of $15.8 million from unauthorized and inappropriate trading of investments by third parties in 1995.

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

        In September 1996, the Company and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, the Company received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and the Company paid plaintiff's attorneys fees of $450,000. The impact of the settlement was recorded in the Company's financial statements for the year ended December 31, 1996.

      PROVISION FOR INCOME TAXES

        The Company's provision for income taxes increased to $22.8 million in 1996, compared to $9.2 million in 1995. The effective tax rate during 1996 was 40%. The effective tax rate during 1995 was 90%, since the Company did not record any tax benefit on the unusual trading losses in that year.

        Excluding the $15.8 million unusual loss, the Company's effective tax rate in 1995 was 37%. The increased effective tax rate in 1996 over 1995 was principally attributed to tax-free interest income representing a smaller proportion of total pre-tax income as a result of the earnings growth. Additionally, the Company did not record any tax benefit related to Avidia Systems net operating losses and research and development tax credits for pre-acquisition periods due to the uncertainty of their realization as a result of separate return limitation year rules.

      NET INCOME AND EARNINGS PER SHARE

        Net income for the year ended December 31, 1996 was $34.9 million or $0.54 per share, compared to $1.1 million or $0.02 per share, for the year ended December 31, 1995. Excluding the impact of the unauthorized trading loss, 1995 net income was $16.5 million or $0.28 per share. The weighted average number of common shares outstanding were 64.2 million and 58.2 million for the years ended December 31, 1996 and 1995, respectively. This increase in common shares was attributable to the exercise of stock options, the issuance of stock under the Employee Stock Purchase Plan and the issuance of Common Stock by Avidia prior to its acquisition by the Company.

        Earnings per share, taking into account the dilutive effects of common stock options and warrants, were $0.47 per share and $0.02 per share for the year ended December 31, 1996 and 1995, respectively. Excluding the impact of the unauthorized trading loss, 1995 diluted earnings per share were $0.24. The weighted average number of common and common equivalent shares outstanding were
73.8 million in 1996 and 67.2 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997, the Company had $176.6 million in cash, cash equivalents and short-term investments and $214.7 million in working capital, compared to $114.2 million in cash, cash equivalents and short-term investments and $140.7 million in working capital in 1996. These figures represent an increase of $62.4 million in cash, cash equivalents and short-term investments and $74.0 million in working capital over December 31, 1996. These increases were primarily attributable to cash generated from operations of $66.3 million and $8.1 million in cash generated from the issuance of Common Stock resulting from exercises of options and warrants and Common Stock sold under the Employee Stock Purchase Plan, offset by capital expenditures of $13.5 million. In 1996, the Company had cash flow from operations of $60.2 million. In addition, $10.4 million in cash was generated from the issuance of stock, including $7.4 million resulting from the exercises of common stock options and Common Stock sold under the Employee Stock Purchase Plan and $3.0 million from the issuance of stock by Avidia prior to its acquisition by the Company.

        Accounts receivable increased to $35.4 million at December 31, 1997, compared to $23.9 million at December 31, 1996. Gross inventories increased $9.8 million to $50.6 million at December 31, 1997 compared to $40.8 million at December 31, 1996, due to increased stocking levels to support future shipments. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories increased to $20.1 million at December 31, 1997 compared to $14.7 million at December 31, 1996. The primary reasons for the increase in these reserves were: (a) an increase in components, materials and sub-assemblies to support production builds; (b) an increase in excess and obsolete inventories; (c) valuation reductions due to product cost reduction programs; and (d) an increase in test and evaluation inventories of new products on trial with customers. The Company's net inventory turns increased to 4.7 times in 1997 from 4.1 times in 1996.

        Capital expenditures were $13.5 million, $7.6 million and $5.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Included in these amounts were approximately $3.5 million, $450,000 and $750,000 in 1997, 1996 and 1995, respectively, of software and equipment purchased to upgrade the Company's information system capabilities. Additional expenditures in 1997 included $1.2 million for a manufacturing and material handling system, $1.8 million in improvements to the Company's new engineering and production facility adjacent to its main Tustin facility and $4.8 million for test equipment primarily related to new products. Expenditures in 1996 also included $251,000 in leasehold improvements at two of the Company's Tustin facilities and $158,000 in leasehold improvements at the Company's Raleigh, North Carolina research and development center. Included in the 1995 additions is $1.0 million in leasehold improvements at the Company's Tustin, California manufacturing, engineering and administrative headquarters.

        During 1996, the Company made investments in Sourcecom and E/O Networks ("E/O") of $544,000 and $3.0 million, respectively. Both investments were made with internally generated funds. In the third quarter of 1997, Sourcecom filed for protection from creditors under the U.S. Bankruptcy Act. The Company recorded a valuation adjustment to its investment of $544,000 during the third quarter of 1997 to reflect an impairment in its investment in Sourcecom. A mutual release of all claims between Sourcecom and the Company was reached in

December 1997. Under the terms of the release, Sourcecom paid $2.6 million to the Company to offset the $2.7 million loan made to Sourcecom in 1995. Accordingly, in the fourth quarter of 1997, the Company wrote off the balance of the loan and associated legal fees aggregating $200,000.

        The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at December 31, 1997). At December 31, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at December 31, 1997. The agreement expires May 1, 1998. The Company typically renews the line upon expiration.

        The Company has no other material near-term commitments for its funds. The Company believes that the current cash and short-term investment balances and internally generated cash flow will be sufficient to meet its working capital and capital expenditure requirements through 1998. To the extent that the Company's existing resources, together with future earnings, are insufficient to fund the Company's future activities, the Company may need to raise additional funds through public or private financings.

YEAR 2000 ISSUE

        Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, creditors and borrowers.

        In 1997, the Company began a review of its computer systems to assess the potential costs and scope of the Year 2000 issue. In January 1998, the Company began a project to upgrade its core business applications which support sales and customer service, manufacturing, distribution and finance and accounting, with an implementation target of October 1998. Additional areas that require conversion are expected to be identified by the end of the first quarter of 1998, with a goal of completing all relevant internal software remediation and testing by the end of 1998. Year 2000 compliance efforts and testing will continue through 1999.

        The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost to the Company of these Year 2000 issue activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Costs incurred related to the Year 2000 issue are being funded through operating cash flows.

        An assessment of the readiness of external entities with which the Company interfaces, such as vendors, counterparties, customers, payment systems and others, is ongoing. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

        The above was based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 discusses how to report and display comprehensive income and its components in a full set of general-purpose financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 must be implemented by PairGain in 1998. The Company has not completed its evaluation of these statements, but does not anticipate a material impact on the consolidated financial statements from the adoption of the additional disclosure requirements of these accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

        At December 31, 1997, the Company had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $155.6 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

        A sensitivity analysis was performed on the Company's investment portfolio as of December 31, 1997. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points over a 12-month time horizon. The market value changes for a 50, 100 or 150 basis point increase in short-term treasury security yields were not material due to the overall short-term maturity of the Company's portfolio. As of December 31, 1997, the weighted average maturity of the Company's portfolio is 187 days.

        The Company limits its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum average maturity of the Company's overall investment portfolio is limited by policy to 36 months. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material. The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

        The Company's consolidated financial statements and schedule appear in a separate section of this Annual Report on Form 10-K beginning on page F-1 and S-1, respectively.

     SUPPLEMENTARY FINANCIAL DATA
     ----------------------------

                                                  SELECTED QUARTERLY FINANCIAL DATA
                                                             (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                     -------------------------------------------------------------
                                       MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                     ------------------------------ -------------- ---------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
 Revenues                             $  70,749      $  66,369      $  70,697       $  74,510
 Gross profit                            34,969         32,786         34,925          37,074
 Income  from operations                 18,936         16,841         17,585          18,377
 Net income                              11,374         11,720         11,797          12,746

 Earnings per common share(1)
   Basic                              $    0.17      $    0.17      $    0.17       $    0.19
   Diluted                            $    0.15      $    0.16      $    0.16       $    0.17
 Average shares outstanding(1)
   Basic                                 66,865         67,838         68,387          68,874
   Diluted                               75,539         74,736         75,165          75,458

                                                      FOR THE THREE MONTHS ENDED
                                     -------------------------------------------------------------
                                     MARCH 31,(2)   JUNE 30,(2)  SEPTEMBER 30,(2)  DECEMBER 31,(2)
                                     ------------- ------------ ------------------ ---------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
 Revenues                             $  40,511      $  47,241      $  54,618       $  63,135
 Gross profit                            19,039         22,667         26,149          31,132
 Income  from operations                  9,332         11,169         13,255          17,770
 Settlement income related to
   unauthorized trading of
   investments by third parties              --             --             --           2,500
 Net income                               6,222          7,324          8,468          12,894

 Earnings per common share(1)
   Basic                              $    0.10      $    0.11      $    0.13       $    0.20
   Diluted                            $    0.09      $    0.10      $    0.11       $    0.17
 Average shares outstanding(1)
   Basic                                 62,680         63,778         64,581          65,940
   Diluted                               71,772         73,552         74,347          75,390

--------------------------
(1) All share and per share amounts have been adjusted for the June 18, 1996 and December 18, 1996 two-for-one stock splits and have been restated to reflect the adoption of SFAS No. 128.

(2) Financial data for 1996 reflect the February 27, 1997 business combination between PairGain and Avidia Systems, Inc. accounted for on a pooling-of-interests basis. Avidia was formed in December 1995 and had no significant transactions prior to January 1, 1996. See Notes 1 and 2 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

        None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

        The sections tilted "Directors and Nominees" and "Compliance with
Section 16(a) of the Exchange Act" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information concerning the Executive Officers and Directors of the Company.

          NAME                 AGE                             POSITION
--------------------------  ----------- --------------------------------------------------------------
Charles S. Strauch             62       Chairman of the Board and Chief Executive Officer
Howard S. Flagg                43       President and Director
Benedict A. Itri               44       Executive Vice President, Chief Technical Officer and Director
Charles W. McBrayer            49       Senior Vice President, Chief Financial Officer and Secretary
Dennis Young                   55       Senior Vice President, Operations and Product Line Management
Bruce Kimble                   48       Vice President, T1 Access
Thomas Reynolds                46       Senior Vice President, Sales, Service and Field Marketing
Robert C. Hawk(1)              58       Director
Robert A. Hoff(1,2)            45       Director
B. Allen Lay(1,2)              63       Director
Howard G. Bubb                 43       Director

--------------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

        Mr. Strauch became a director of the Company in October 1991, Chairman of the Board of Directors of the Company in November 1991 and Chief Executive Officer of the Company in April 1992. Prior to his employment with the Company, Mr. Strauch held executive management positions and directorships with various publicly traded companies including Chief Executive Officer of MSI Data Corporation, a manufacturer of hand-held data collection devices (AMEX); Chief Executive Officer of Magnuson Computer Systems, a manufacturer of main frame computers (Nasdaq); and President/Chief Operating Officer of Memorex, a manufacturer of computer peripherals (NYSE). Mr. Strauch has also held several directorships including Symbol Technologies, EECO Inc. and BMC Industries.

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

        Mr. McBrayer was named Senior Vice President and Chief Financial Officer in February 1998. Mr. McBrayer joined the Company in March 1995 as Vice President, Finance and Administration and Chief Financial Officer. Mr. McBrayer served as Vice President, Finance and Chief Financial Officer for Triconex Corporation, a publicly held corporation (Nasdaq), from 1986 to March 1995 and was named to the Board of Directors of Triconex in January 1994.

 Mr. Young was named Senior Vice President, Operations and Product Line Management in February 1998. Mr. Young joined the Company in September 1993 as Director, European Operations and assumed the position of Vice President, Operations in December 1994. From 1985 to 1993, Mr. Young served as Managing Director of Talley (UK) Ltd. and EECO (UK) Ltd. These companies designed, manufactured and marketed both consumer and industrial products throughout the United Kingdom, Europe and certain world markets.

        Mr. Kimble was named Vice President, T1 Access in February 1998. Mr. Kimble joined the Company in September 1993 as Project Manager and later assumed the position of Director of Engineering. He was named Vice President, Engineering in April 1996. From 1991 to 1993, Mr. Kimble was a Product Line Manager at Cable and Computer Technology, Inc., a military computer systems manufacturer. From 1985 to 1991, Mr. Kimble was President and owner of Semaphore Corporation, a telemetry equipment and DSP consulting firm.

        Mr. Reynolds joined the Company in October 1996 as Senior Vice President, Sales, Customer Service and Field Marketing. Mr. Reynolds was employed by Motorola Information Systems Group from 1990 to 1996 where he served in various senior management positions in sales and marketing. From 1983 to 1990, Mr. Reynolds held field sales management positions at Hewlett-Packard and Harris Corporation, manufacturers of workstation and data communications products.

        Mr. Hawk became a director of the Company in November 1992. Mr. Hawk is President of Hawk Communications and recently retired as President and CEO of U S WEST Multimedia Communications, Inc. From 1988 until 1996, Mr. Hawk served as President of the Carrier Division of U S WEST Communications, Inc. Prior to that time, Mr. Hawk served as Vice President, Marketing and Strategic Planning for CXC Corporation and as Director, Advanced Systems Development for AT&T/American Bell. Mr. Hawk also serves as a director of Premisys Communications (Nasdaq), Xylan Corporation (Nasdaq), Concord Communications (Nasdaq) and privately-held Radcom.

        Mr. Hoff became a director of the Company in February 1989. Mr. Hoff has been a general partner of Crosspoint Venture Partners, a private venture capital investment company, since September 1983. Mr. Hoff also serves as a director of privately-held Com21 Incorporated, Efficient Networks, Sonoma Systems and Accredited Home Lenders and publicly-held Onyx Acceptance Corporation (Nasdaq) and US Web Corporation (Nasdaq).

        Mr. Lay became a director of the Company in February 1989. Mr. Lay has been a general partner of Southern California Ventures, a private venture capital investment partnership, since May 1983. Mr. Lay serves as a director of privately-held Physical Optics Corporation and Waveband, Inc. and of publicly-held ViaSat, Inc. (Nasdaq), Kofax Imaging Corporation (Nasdaq) and Helisys, Inc. (Nasdaq).

        Mr. Bubb became a director of the Company in December 1997. Mr. Bubb has been President and CEO of Dialogic Corporation since June 1993. From July 1991 through June 1993, Mr. Bubb was an Executive Vice President of Dialogic. Mr. Bubb has served as director for Dialogic since 1994. Mr. Bubb joined Dialogic from Lexar's Telenova subsidiary where he was senior vice president and general manager. Mr. Bubb also held senior management positions at United Technologies, Memorex and Telex corporations.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

        The section titled "Executive Compensation and Related Information" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

        The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

        The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

    (A)(1)  FINANCIAL STATEMENTS:

        The following financial statements are included in a separate section of this Annual Report on Form 10-K commencing on page F-1:

   Independent Auditors' Report
   Consolidated Balance Sheets
   Consolidated Statements of Income
   Consolidated Statements of Stockholders' Equity
   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

       (2)  FINANCIAL STATEMENT SCHEDULE:

        The following financial schedule for the years 1997, 1996 and 1995 is included in a separate section of this Annual Report on Form 10-K commencing on page S-1:

   Schedule II - Valuation and Qualifying Accounts.

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3)  EXHIBITS:

(a)  3.4  Certificate of Incorporation of Registrant, a Delaware corporation

(a)  3.5  Form of Agreement and Plan of Merger of Registrant, a Delaware corporation, and
          Registrant, a California corporation

(a)  3.6  Bylaws of Registrant, a Delaware corporation

(a) 10.1  PairGain Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan")

(a) 10.2  Form of Incentive Stock Option Agreement pertaining to the 1990 Plan

(a) 10.3  Form of Supplemental Incentive Stock Option Agreement pertaining to the 1990 Plan

(a) 10.4  Form of Nonstatutory Stock Option Agreement pertaining to the 1990 Plan

(a) 10.5  PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan (the "1993 Plan")

(a) 10.6  Form of Stock Option Agreement pertaining to the 1993 Plan

(a) 10.7  Form of Stock Issuance Agreement pertaining to the 1993 Plan

(a) 10.8  Contract No. BA07617 dated as of October 27, 1990, between the Registrant and Bell
          Atlantic Network Services, Inc., as amended

(a) 10.9  Stock Option Agreement dated June 23, 1992 between the Registrant and Charles S. Strauch

(a) 10.10 Stock Option Agreement dated June 23, 1992 between the Registrant and Howard S. Flagg

(a) 10.11 Stock Option Agreement dated June 23, 1992 between the Registrant and Benedict A. Itri

(a) 10.12 Agreement dated April 26, 1991 between the Registrant and Brooktree Corporation

(a) 10.13 Loan and Security Agreement dated as of July 31, 1991, between the Registrant and
          Silicon Valley Bank, as amended

(a) 10.14 Standard Sublease dated as of October 29, 1991, between the Registrant and Kirkwood
          Dynaelectric Company

(a) 10.15 Series B Preferred Stock Purchase Agreement dated as of January 17, 1992, among the
          Registrant and the investors listed therein

(a) 10.16 Industrial Lease dated as of March 17, 1992, between the Registrant and Alondra
          Shoemaker Associates

(a) 10.17 Warrant to Purchase Stock dated June 22, 1992, issued to Silicon Valley Bank

(a) 10.18 Development and license Agreement and Remote HDSL OEM Agreement both dated June 30, 1992, between the Registrant and ADC Telecommunications, Inc.

(a) 10.19 Agreement No. PR-6727-A dated September 11, 1992, between the Registrant and Bell South
          Telecommunications, Inc., as amended

(a) 10.20 Series B Preferred Stock Purchase Agreement dated as of September 30, 1992, among the
          Registrant and the investors listed therein

(a) 10.21 Registration Rights Agreement dated as of September 30, 1992, among the Registrant,
          Alcatel Network Systems, Inc., and the investors listed therein

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

(a) 10.24 Subordinated Demand Promissory Note, principal amount $3,000,000, dated September 30, 1992, issued to Alcatel Network Systems, Inc.

(a) 10.25 PairGain Technologies, Inc. Common Stock Purchase Warrant dated March 25, 1993, issued to
          Ventana Leasing, Inc.

(a) 10.26 PairGain Technologies, Inc. Common Stock Purchase Warrant dated March 25, 1993, issued to
          Praktikerfinans A.B.

(a) 10.27 Form of Indemnification Agreement

(b) 10.28 Sublease Agreement dated as of August 1, 1994, between the Registrant and LH Research

(b) 10.29 Lease Agreement dated January 30, 1995 between the Registrant and Mr. Niles Gates

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

(g) 10.39 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

(i) 10.40 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

(j) 10.41 Lease Agreement dated December 25, 1996 between the Registrant and the Cheek Family Trust "D"

(j) 10.42 Lease Agreement dated January 7, 1997 between the Registrant and Catellus Development Corporation

(k) 10.43 Avidia Systems, Inc. 1996 Stock Plan (the "Avidia Plan")

(k) 10.44 Form of Incentive Stock Option Agreement pertaining to the Avidia Plan

(k) 10.45 Form of Non-Qualified Stock Option Agreement pertaining to the Avidia Plan

(k) 10.46 Form of Stock Option Assumption Agreement pertaining to the Avidia Plan

(l) 10.47 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

(h) 20.1  Notice to Company Shareholders of Hearing on Proposed Settlement of derivative Action,
          Case No. 758117.

(b) 21    Subsidiaries of the Registrant

    21.1  Subsidiaries of the Registrant

    23.1  Consent of Deloitte & Touche LLP, Independent Auditors

    27.1  Financial Data Schedule

    27.2  Restated Financial Data Schedule

    27.3  Restated Financial Data Schedule

    27.4  Restated Financial Data Schedule

    27.5  Restated Financial Data Schedule

    27.6  Restated Financial Data Schedule

    27.7  Restated Financial Data Schedule

    27.8  Restated Financial Data Schedule

    27.9  Restated Financial Data Schedule

--------------------
(a) Incorporated herein by reference to the same Exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 33-66680) declared effective by the Commission on September 14, 1993, as amended.

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

(k) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement on Form S-8, as filed with the Commission on May 7, 1997.

(l) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement on Form S-8, as filed with the Commission on August 15, 1997.

    (B)  REPORTS ON FORM 8-K:

        None.

                                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          PAIRGAIN TECHNOLOGIES, INC.

      Date:    March 30, 1998               By:             /S/ CHARLES S. STRAUCH
                                                 ---------------------------------------------
                                                              Charles S. Strauch
                                                                 (Registrant)
                                                     Chairman and Chief Executive Officer
                                                         (Principal Executive Officer)


      Date:    March 30, 1998               By:             /S/ CHARLES W. MCBRAYER
                                                 ---------------------------------------------
                                                              Charles W. McBrayer
                                                            Senior Vice President,
                                                     Chief Financial Officer and Secretary
                                                         (Principal Financial Officer)


      Date:    March 30, 1998               By:               /S/ ROBERT R. PRICE
                                                 ---------------------------------------------
                                                                Robert R. Price
                                                    Vice President and Corporate Controller
                                                        (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                           Title                     Date
                -------                             -----                     ----

     /S/ CHARLES S. STRAUCH            Chairman, Chief Executive        March 30, 1998
     ------------------------------    Officer and Director
     Charles S. Strauch


     /S/ HOWARD S. FLAGG               President and Director           March 30, 1998
     ------------------------------
     Howard S. Flagg


     /S/ BENEDICT A. ITRI              Executive Vice President,        March 30, 1998
     ------------------------------    Chief Technical Officer and
     Benedict A. Itri                  Director


     /S/ ROBERT C. HAWK                Director                         March 30, 1998
     ------------------------------
     Robert C. Hawk


     /S/ ROBERT A. HOFF                Director                         March 30, 1998
     ------------------------------
     Robert A. Hoff


     /S/ B. ALLEN LAY                  Director                         March 30, 1998
     ------------------------------
     B. Allen Lay


     /S/ HOWARD G. BUBB                Director                         March 30, 1998
     ------------------------------
     Howard G. Bubb

                           PAIRGAIN TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                    CONTENTS


                                                                                       PAGE
                                                                                       ----
     Independent Auditors' Report                                                      F-2

     Consolidated Financial Statements:
     Consolidated Balance Sheets                                                       F-3
     Consolidated Statements of Income                                                 F-4
     Consolidated Statements of Stockholders' Equity                                   F-5
     Consolidated Statements of Cash Flows                                             F-6
     Notes to Consolidated Financial Statements                                        F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
PairGain Technologies, Inc.
Tustin, California

We have audited the accompanying consolidated balance sheets of PairGain Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PairGain Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
January 29, 1998

                           PAIRGAIN TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                     ---------------------------
                                                                         1997          1996
                                                                     ------------  -------------
                                                                       (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                          $ 111,602      $  48,416
  Short-term investments (Note 4)                                       64,983         65,779
  Accounts receivable, less allowance for doubtful accounts of
    $955 and $935 at December 31, 1997 and 1996, respectively           35,429         23,888
  Inventories (Note 5)                                                  30,538         26,149
  Deferred tax assets (Note 10)                                         15,419         11,074
  Other current assets                                                   3,655          2,783
                                                                     ------------  -------------
TOTAL CURRENT ASSETS                                                   261,626        178,089
Property and equipment, net (Note 6)                                    17,423         10,390
Note receivable and long-term investments   (Note 7)                     3,000          6,252
Other assets                                                               370            273
                                                                     ------------  -------------
TOTAL ASSETS                                                         $ 282,419      $ 195,004
                                                                     ============  =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                             $   8,527      $   6,339
  Accrued expenses (Note 9)                                             21,702         15,243
  Accrued income taxes (Note 10)                                        16,673         15,826
                                                                     ------------  -------------
TOTAL CURRENT LIABILITIES                                               46,902         37,408
                                                                     ------------  -------------

COMMITMENTS AND CONTINGENCIES  (NOTE 11)

Stockholders' equity (Notes 12 and 13):
  Preferred stock, $.001 par value:
    Authorized shares -- 2,000,000
    Issued and outstanding shares -- None                                   --             --
  Common stock, $.0005 par value:
    Authorized shares -- 175,000,000
    Issued and outstanding shares-- 69,023,713 and 66,278,293
      at December 31, 1997 and 1996, respectively                           34             33
  Additional paid-in-capital                                           146,277        116,081
  Deferred compensation                                                   (161)          (237)
  Unrealized gain on short-term investments (Note 4)                        82             71
  Retained earnings                                                     89,285         41,648
                                                                     ------------  -------------
TOTAL STOCKHOLDERS' EQUITY                                             235,517        157,596
                                                                     ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 282,419      $ 195,004
                                                                     ============  =============


                        See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997          1996          1995
                                                         ------------  -----------   -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues (Note 3):
  Product sales                                          $  282,117    $  205,408    $  106,173
  Royalty income                                                208            97         1,051
                                                         ------------  -----------  ------------

TOTAL REVENUES                                              282,325       205,505       107,224

Cost of revenues                                            142,571       106,518        56,223
                                                         ------------  -----------  ------------

Gross profit                                                139,754        98,987        51,001
                                                         ------------  -----------  ------------

Operating expenses:
  Research and development                                   31,982        19,512        10,728
  Selling and marketing                                      22,808        17,585         9,944
  General and administrative                                 10,583        10,364         6,797
  Merger expenses (Note 2)                                    2,642            --            --
                                                         ------------  -----------  ------------

Total operating expenses                                     68,015        47,461        27,469
                                                         ------------  -----------  ------------

INCOME FROM OPERATIONS                                       71,739        51,526        23,532

Other income (loss):
  Interest income, net                                        6,925         3,698         2,118
  Gain on sales of short-term investments                        23            --           415
  Loss on note receivable and long-term investment
    (Note 7)                                                   (744)           --            --
  Unusual loss due to unauthorized trading of
    investments by third parties  (Note 15)                      --            --       (15,827)
  Settlement income related to unauthorized
    trading of investments by third parties
    (Note 16)                                                    --         2,500            --
                                                         ------------  -----------  ------------

Income before income taxes                                   77,943        57,724        10,238

Provision for income taxes  (Note 10)                        30,306        22,816         9,182
                                                         ------------  -----------  ------------

NET INCOME                                               $   47,637    $   34,908    $    1,056
                                                         ============  ===========  ============

Per Share Data (Note 1):
  Earnings per common share
    Basic                                                $     0.70    $     0.54    $     0.02
                                                         ============  ===========   ===========
    Diluted                                              $     0.63    $     0.47    $     0.02
                                                         ============  ===========   ===========
  Average shares outstanding
    Basic                                                67,991,000    64,247,000    58,225,000
                                                         ============  ===========   ===========
    Diluted                                              75,225,000    73,768,000    67,280,000
                                                         ============  ===========   ===========

                       See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                             UNREALIZED
                                 COMMON STOCK    ADDITIONAL                GAIN (LOSS) ON              TOTAL
                               -----------------  PAID-IN      DEFERRED      SHORT-TERM   RETAINED  STOCKHOLDERS'
                                 SHARES   AMOUNT  CAPITAL    COMPENSATION    INVESTMENTS  EARNINGS     EQUITY
                               ---------- ------ ---------   --------------  -----------  --------  -------------
BALANCE AT JANUARY 1, 1995     50,834,544  $13   $ 69,513    $   (170)       $   (210)   $  5,700    $  74,846
  Issuance of common stock
   for cash, net of offering
   costs of $842                2,000,000    1     10,969         --              --          --        10,970
  Exercise of warrants          5,771,124    1      2,726         --              --          --         2,727
  Exercise of common stock
   options                      2,024,380   --      1,440         --              --          --         1,440
  Issuance of common stock
   under Employee Stock
   Purchase Plan                   79,020   --        386         --              --          --           386
  Tax benefits from
   exercise of common stock
   options                            --    --      2,141         --              --          --         2,141
  Amortization of deferred
   compensation                       --    --        --           88             --          --            88
  Unrealized gain on
   short-term investments,
   net of tax of $181                 --    --        --          --              277         --           277
  Net income                          --    --        --          --              --        1,056        1,056
                               ----------  ---   --------    --------        --------    --------    ---------
BALANCE AT DECEMBER 31, 1995   60,709,068   15     87,175         (82)             67       6,756       93,931
  Exercise of common stock
   options                      3,258,320    1      6,252         --              --          --         6,253
  Issuance of common stock      2,235,697    1      3,014         --              --          --         3,015
  Issuance of common stock
   under Employee Stock
   Purchase Plan                   75,208   --      1,110         --              --          --         1,110
  Tax benefits from
   exercise of common
   stock options                      --    --     18,245         --              --          --        18,245
  Deferred compensation
   related to stock options           --    --        285        (285)            --          --           --
  Amortization of deferred
   compensation                       --    --        --          130             --          --           130
  Unrealized gain on
   short-term investments,
   net of tax of $1                   --    --        --          --                4         --             4
  Stock split effected
   as a stock dividend                --    16        --          --              --          (16)         --
  Net income                          --    --        --          --              --       34,908       34,908
                               ----------  ---   --------    --------        --------    --------    ---------
BALANCE AT DECEMBER 31, 1996   66,278,293   33    116,081        (237)             71      41,648      157,596
  Exercise of common stock
   options                      2,556,330    1      6,528         --              --          --         6,529
  Exercise of common stock
   warrants                       131,168   --        495         --              --          --           495
  Issuance of common stock
   under Employee Stock
   Purchase Plan                   57,922   --      1,059         --              --          --         1,059
  Tax benefits from
   exercise of common
   stock options                      --    --     22,114         --              --          --        22,114
  Amortization of deferred
   compensation                       --    --        --           76             --          --            76
  Unrealized gain on
   short-term investments,
   net of tax of $6                   --    --        --          --               11         --            11
  Net income                          --    --        --          --              --       47,637       47,637
                               ----------  ---   --------    --------        --------    --------    ---------
BALANCE AT DECEMBER 31, 1997   69,023,713  $34   $146,277    $   (161)       $     82    $ 89,285    $ 235,517
                               ==========  ===   ========    ========        ========    ========    =========

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1997         1996        1995
                                                            ----------- ------------ -----------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income                                                  $  47,637   $   34,908   $   1,056
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                7,677        4,749       4,048
   Gains on sales of investments                                  (23)          --        (415)
   Unusual loss due to unauthorized trading of
      investments by third parties                                 --           --      15,827
   Provision for deferred taxes                                (5,663)      (7,721)     (1,400)
   Loss on note receivable and long-term investment               652           --          --
   Change in operating assets and liabilities:
      Accounts receivable                                     (11,541)     (10,844)     (2,876)
      Inventories                                              (4,389)      (3,627)     (6,048)
      Other current assets                                       (872)      (1,667)       (421)
      Other assets                                                (97)        (229)         (8)
      Trade accounts payable                                    2,188          (63)       (268)
      Accrued expenses                                          6,459       10,213       2,893
      Income taxes (Note 1)                                    24,273       34,472         132
                                                            ----------- ------------ -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      66,301       60,191      12,520
                                                            ----------- ------------ -----------
Cash flows from investing activities:
Purchases of short-term investments                           (81,034)     (68,620)    (43,272)
Proceeds from sales of short-term investments                  80,724       33,025      48,711
Purchase of property and equipment                            (13,488)      (7,590)     (5,909)
Repayment (issuance) of note receivable                         2,600           --      (2,708)
Purchases of long-term investments                                 --       (3,544)         --
                                                            ----------- ------------ -----------
NET CASH USED IN INVESTING ACTIVITIES                         (11,198)     (46,729)     (3,178)
                                                            ----------- ------------ -----------
Cash flows from financing activities:
Payments on bank line of credit                                    --           --      (1,000)
Proceeds from issuance of common stock                          8,083       10,378      15,523
                                                            ----------- ------------ -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       8,083       10,378      14,523
                                                            ----------- ------------ -----------
Increase in cash and cash equivalents                          63,186       23,840      23,865
Cash and cash equivalents at beginning of year                 48,416       24,576         711
                                                            ----------- ------------ -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 111,602    $  48,416   $  24,576
                                                            =========== ============ ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                           $  12,719    $   4,335   $  10,887
                                                            =========== ============ ===========
Income tax refunds received                                 $   1,055    $   8,342   $      --
                                                            =========== ============ ===========


                       See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        PairGain Technologies, Inc. ("PairGain" or the "Company") designs, manufactures, markets and supports a comprehensive line of digital telecommunications products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital services to end users over the large infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, high-speed Internet access, telecommuting, wide area networking and video conferencing.

        The accompanying consolidated financial statements reflect the February 27, 1997 business combination between PairGain and Avidia Systems, Inc. ("Avidia") accounted for on a pooling-of-interests basis. Avidia was formed in December 1995 and had no significant transactions prior to January 1, 1996. (See
Note 2)

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES

        Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The functional currency of the Company's Canadian and Swiss subsidiaries is the U.S. dollar; therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1997, 1996 or 1995.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheets at December 31, 1997 and December 31, 1996. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SHORT-TERM INVESTMENTS

        Short-term investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

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

WARRANTY RESERVE

        The Company accrues warranty reserves, which are charged against cost of goods sold, based upon historical rates and estimated future costs.

REVENUE RECOGNITION

        Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns which historically have been insignificant. Royalty income is recognized when earned.

RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are expensed as incurred.

PER SHARE INFORMATION

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," ("SFAS No. 128"). This statement is effective for periods ending after December 15, 1997 and requires restatement of all prior periods. The Statement redefines earnings per share ("EPS") under generally accepted accounting principles, making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

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

        The Company has adopted the provisions of SFAS No. 128 in the accompanying 1997 consolidated financial statements and has restated prior periods to reflect the adoption of SFAS No. 128.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                          1997         1996         1995
                                                       ------------ ------------ ------------
                                                          (IN THOUSANDS EXCEPT PER SHARE
                                                                     AMOUNTS)
      Net income                                       $ 47,637     $ 34,908     $  1,056
                                                       ============ ============ ============
      Basic earnings per common share:

        Weighted average of common shares outstanding    67,991       64,247       58,225
                                                       ============ ============ ============
        Basic earnings per common share                $   0.70     $   0.54     $   0.02
                                                       ============ ============ ============
      Diluted earnings per common share:

        Weighted average of common shares outstanding    67,991       64,247       58,225
        Weighted average of common share equivalents:
           Weighted average warrants outstanding             62          119        1,292
           Weighted average options outstanding          11,853       13,111       12,069
           Anti-dilutive options                         (1,256)          --           --
           Shares assumed to be repurchased using
             the treasury stock method                   (2,265)      (2,385)      (3,253)
           Shares assumed to be repurchased to
             reflect the effects of tax benefits         (1,160)      (1,324)      (1,053)
                                                       ------------ ------------ ------------
        Weighted average number of common and common
          equivalent shares                              75,225       73,768       67,280
                                                       ============ ============ ============
        Diluted earnings per common share              $   0.63     $   0.47     $   0.02
                                                       ============ ============ ============

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customer. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCK SPLITS

        All share and per share amounts have been adjusted to reflect the two-for-one stock splits, effective June 18, 1996 and December 18, 1996, for all periods presented. (See Note 12)

ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note 13)

STATEMENT OF CASH FLOWS

        Significant noncash transactions in 1997, 1996 and 1995 affecting the Company's accounts consisted of tax benefits from exercises of common stock options of $22.1 million, $18.2 million and $2.1 million, respectively, and $285,000 in deferred compensation related to stock options issued in 1996.

2.  ACQUISITION OF AVIDIA

        On February 27, 1997, the Company acquired Avidia pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") among Avidia and others, with Avidia surviving as a wholly-owned subsidiary of the Company (the "Acquisition") in a transaction accounted for as a pooling-of-interests. Pursuant to the Merger Agreement, the Company issued 2,235,697 shares of PairGain Common Stock to Avidia stockholders in exchange for all outstanding Avidia Common Stock, Preferred Stock and vested warrants to purchase Avidia Common Stock. In addition, outstanding options and unvested warrants to purchase Avidia Common Stock were exchanged for options and warrants to purchase 232,521 and 131,168 shares, respectively, of the Company's Common Stock. Merger expenses of $2.6 million, which consisted of investment banking, legal, accounting and other costs, were charged to expense upon the closing of the Acquisition. The Company's historical consolidated financial statements have been restated to reflect the financial position and results of operations of Avidia.

3.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, PRODUCTS AND MARKET DATA

        The Company markets its products principally to telephone companies in the United States and Canada. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been minimal. Sales to major customers as a percentage of total product revenue were as follows:

                                      1997        1996        1995
                                   ----------- ----------- -----------
           Customer A                  13%         15%         15%
           Customer B                  13%         13%         17%
           Customer C                  10%         10%         11%
           Customer D                   9%         12%         12%

        A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        Revenues from HiGain products represented approximately 67% of the Company's total revenues in 1997 and 76% of the Company's total revenues in both 1996 and 1995. A significant decline in demand or average sales price for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's financial condition and results of operations.

        Export sales represented 17%, 13% and 9% of product revenue during 1997, 1996 and 1995, respectively. Product sales by geographical region is summarized as follows:

                                                   1997          1996          1995
                                               ------------- ------------- -------------
                                                            (IN THOUSANDS)
           United States                         $ 234,138     $ 178,135     $  96,849
           Canada                                   21,467        16,418         5,670
           Other international                      26,512        10,855         3,654
                                               ------------- ------------- -------------
           Total product sales                   $ 282,117     $ 205,408     $ 106,173
                                               ============= ============= =============

4.  SHORT-TERM INVESTMENTS

        Short-term investments as of December 31, 1997 and 1996 are summarized as follows:

                                                          GROSS         GROSS
                                                        UNREALIZED   UNREALIZED       FAIR
                                             COST         GAINS        LOSSES        VALUE
                                         ------------- ------------- ------------ -------------
                                                            (IN THOUSANDS)
 1997
    Municipal bonds                        $  62,695     $     140   $      --      $  62,835
    Other short-term investments               2,160            --         (12)         2,148
                                         ------------- ------------- ------------ -------------
                                           $  64,855     $     140   $     (12)     $  64,983
                                         ============= ============= ============ =============
 1996
    Municipal bonds                        $  59,686      $     41   $      --      $  59,727
    Other short-term investments               5,982            70          --          6,052
                                         ------------- ------------- ------------ -------------
                                           $  65,668     $     111   $      --      $  65,779
                                         ============= ============= ============ =============

        For the year ended December 31, 1997 there was a realized gain of $23,000. There were no realized gains or losses for the year ended December 31, 1996. Unrealized gains on short-term investments, net of tax, included as a separate component of stockholders' equity were $82,000 and $71,000 in 1997 and 1996, respectively.

        The amortized cost and estimated fair value of investments at December 31, 1997 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. The Company classifies short-term investments as current assets as all such investments are available for current operations.

                                                            COST           FAIR VALUE
                                                       ---------------   ---------------
                                                                (IN THOUSANDS)
         Due in one year or less                        $   35,565        $   35,597
         Due after one year through three years             29,290            29,386
                                                       ---------------   ---------------
                                                        $   64,855        $   64,983
                                                       ===============   ===============

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INVENTORIES

        Inventories consist of:

                                                                DECEMBER 31,
                                                      ----------------------------------
                                                           1997               1996
                                                      ----------------   ---------------
                                                               (IN THOUSANDS)
          Finished goods                                $   14,119        $   10,603
          Work in process                                    6,982             9,745
          Purchased parts                                    9,437             5,801
                                                      ----------------   ---------------
                                                        $   30,538        $   26,149
                                                      ================   ===============

6.  PROPERTY AND EQUIPMENT

        Property and equipment consist of:

                                                                DECEMBER 31,
                                                      ----------------------------------
                                                           1997               1996
                                                      ----------------   ---------------
                                                               (IN THOUSANDS)
          Machinery and equipment                       $  28,555         $  16,991
          Leasehold improvements                            3,444             1,520
                                                      ----------------   ---------------
                                                           31,999            18,511
          Less accumulated depreciation and
          amortization                                    (14,576)           (8,121)
                                                      ----------------   ---------------
                                                        $  17,423         $  10,390
                                                      ================   ===============

7.  NOTE RECEIVABLE AND LONG-TERM INVESTMENTS

        In July 1995, the Company entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). The agreements provided for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and had rights to purchase a minority ownership position. The note bore interest at the prime rate less one percent, payable monthly, with the principal balance due July 1999.

        In April 1996, the Company purchased approximately 150,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000. In September 1996, the Company purchased approximately 321,000 shares of Sourcecom's Common Stock for an aggregate of $271,000. Shares purchased have been adjusted to reflect Sourcecom's two-for-one stock split, effective September 24, 1996.

        In the third quarter of 1997, Sourcecom filed for protection from creditors under the U.S. Bankruptcy Act. In addition, Sourcecom sold all of its assets to an unrelated third party for $8.0 million. Based upon the information available, the Company recorded a valuation adjustment of $544,000 during the third quarter of 1997 to reflect an impairment in its investment in Sourcecom. A mutual release of all claims between Sourcecom and the Company was reached in December 1997. Under the terms of the release, Sourcecom paid $2.6 million to the Company to offset the loan made under the original agreements. In the fourth quarter of 1997, the Company wrote off the balance of the note and associated legal fees aggregating $200,000.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million.

        The Company accounts for long-term investments using the cost method. However, when it is determined that an investment is permanently impaired, the Company records a valuation adjustment.

8.  BANK LINE OF CREDIT

        The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at December 31, 1997). At December 31, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at December 31, 1997. The agreement expires May 1, 1998.

9.  ACCRUED EXPENSES

        Accrued expenses consist of:

                                                                DECEMBER 31,
                                                      ----------------------------------
                                                           1997               1996
                                                      ----------------   ---------------
                                                               (IN THOUSANDS)
          Accrued compensation and related expenses     $    8,836        $    5,772
          Accrued warranty                                   9,161             3,868
          Other accrued expenses                             3,705             5,603
                                                      ----------------   ---------------
                                                        $   21,702        $   15,243
                                                      ================   ===============

10.  INCOME TAXES

        The components of the provision for income taxes are as follows:

                                                           1997       1996       1995
                                                         ---------- ---------- ----------
                                                                 (IN THOUSANDS)
         Current:
           Federal                                       $28,822    $25,179    $ 8,150
           State                                           5,859      4,358      2,380
           Foreign                                         1,288      1,000         52
                                                         ---------- ---------- ----------
         Total current                                    35,969     30,537     10,582
                                                         ---------- ---------- ----------
         Deferred:
           Federal                                        (5,129)    (7,047)    (1,207)
           State                                          (1,031)    (1,371)      (193)
           Foreign                                            --         --         --
                                                         ---------- ---------- ----------
         Total deferred                                   (6,160)    (8,418)    (1,400)
         Valuation allowance                                 497        697         --
                                                         ---------- ---------- ----------
         Total provision                                 $30,306    $22,816    $ 9,182
                                                         ========== ========== ==========

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The provision for income taxes for the years ended December 31, 1997, 1996, and 1995 differs from the U.S. federal statutory tax expense for the years as follows:

                                                                    1997      1996      1995
                                                                  --------- --------- ----------
                                                                         (IN THOUSANDS)
     U.S. federal statutory tax expense                           $27,280   $20,204   $ 3,583
     State taxes, net of federal tax benefit                       3,179     1,942      1,422
     Research and development credit                              (2,387)     (737)      (216)
     Non-taxable interest income                                    (838)     (623)      (527)
     Merger expenses                                                 925        --         --
     Unusual loss due to unauthorized trading of investments by
         third parties                                                --        --      4,980
     Increase in valuation allowance for deferred tax assets         497       697         --
     Other items, net                                              1,650     1,333        (60)
                                                                  --------- --------- ----------
     Total provision                                              $30,306   $22,816   $ 9,182
                                                                  ========= ========= ==========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                DECEMBER 31,
                                                      ----------------------------------
                                                           1997               1996
                                                      ----------------   ---------------
                                                               (IN THOUSANDS)
          Deferred tax assets:
            Inventory and related reserves                $  9,739          $  6,867
            Warranty reserve                                 3,893             1,538
            Other reserves and accruals                      1,645             1,450
            Other                                              299             1,219
            Capital loss carryforwards                         312                --
            Net operating loss and
               research and development
               credit carryforwards                            725               697
                                                      ----------------   ---------------
          Gross deferred tax assets                         16,613            11,771
          Valuation allowance                               (1,194)             (697)
                                                      ----------------   ---------------
          Net deferred tax assets                         $ 15,419          $ 11,074
                                                      ================   ===============

        At December 31, 1997, the Company had federal and state capital loss carryforwards for income tax purposes of approximately $721,000 which will begin expiring in 2002. The Company also had net operating loss carryforwards and research and development credit carryforwards of $1.6 million and $36,000, respectively, which will expire beginning in 2011 and 2012. The net operating loss and tax credit carryforwards are subject to separate return limitation year ("SRLY") rules related to the Company's acquisition of Avidia. The Company has established a valuation allowance of $1,037,000 related to these carryforwards and $157,000 related to non-California state deferred tax assets since the realization of the benefit from these items is not reasonably assured at the end of 1997.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  COMMITMENTS

        The Company has entered into several operating leases for its facilities with varying terms and escalation clauses. Future annual minimum lease payments under non-cancelable operating leases are as follows:

                       YEARS ENDING DECEMBER 31,      (IN THOUSANDS)
                       ---------------------------    --------------
                         1998                           $  1,355
                         1999                              1,238
                         2000                                670
                         2001                                601
                         2002                                484
                         Thereafter                        1,038
                                                      --------------
                                                        $  5,386
                                                      ==============

        Rent expense for the years ended December 31, 1997, 1996 and 1995 aggregated $1.3 million, $747,000 and $424,000, respectively.

12.  STOCKHOLDERS' EQUITY

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

        In March 1995, the Company completed a secondary public offering and sold 2,000,000 shares of its Common Stock at a price of $5.91 per share. The net proceeds raised by the Company were approximately $10,970,000. In connection with the offering, certain outstanding warrants were exercised to purchase 5,750,620 shares of Common Stock at an aggregate exercise price of $2,717,000.

WARRANTS

        In 1996, Avidia granted warrants to certain stockholders which converted in the Merger into the right to purchase 131,168 shares of the Company's Common Stock at an aggregate exercise price of $495,000. Such warrants were exercised in February 1997.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        In 1995, the Company granted warrants for the purchase of 40,000 shares of its Common Stock at exercise prices of $5.00 to $6.25 per share in exchange for services. Such warrants were outstanding at December 31, 1997 and expire beginning in May 1998 through September 1999.

13.  STOCK OPTION PLANS

1993 EMPLOYEE STOCK OPTION PLAN

        Under the Company's 1993 Stock Option/Stock Issuance Plan ("the Plan"), which is the successor plan to its 1990 Stock Option Plan ("the 1990 Plan"), a Committee consisting of non-employee members of its Board of Directors, is authorized to grant stock options or issue Common Stock to officers, key employees, members of the Board of Directors and certain consultants or other independent contractors of the Company. In addition, the Plan also provides for the purchase of the Company's Common Stock by eligible individuals at a price per share not less than 85% of the fair market value at the time of issuance. No shares have been issued under the purchase provisions. Incentive options are granted at a price equal to 100% of the fair market value at the date of grant (at least 85% of the fair market value for non-qualified options) and vested options are exercisable for a period determined by the Committee that is not to exceed ten years from the date of grant. Options issued under the 1990 Plan are exercisable immediately upon grant and shares issued related to options exercised but not vested are subject to repurchase by the Company at the exercise price of such options. At the discretion of the Committee, the Plan provides option holders stock appreciation rights which allow the holder to exercise such options in exchange for the payment of the difference between the fair market value and option price of the underlying shares in the form of cash or shares of Common Stock. Under certain circumstances in the event of a merger, sale or other significant transaction involving the Company, the options and stock issued may become fully vested and exercisable.

        In January 1995, the Company's Board of Directors approved an increase in the number of common shares reserved and available for issuance under the Plan from 14,800,000 shares to 18,800,000 shares. In January 1997, the Company's Board of Directors approved an increase in the number of common shares reserved and available for issuance under the Plan from 18,800,000 shares to 21,800,000 shares.

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

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AVIDIA STOCK OPTION AND INCENTIVE AWARD PLAN

        In 1996, Avidia established the 1996 Stock Option and Incentive Award Plan (the "Avidia Plan") which provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options, and (2) performance share awards. Under the terms of the Avidia Plan, 232,521 shares of Common Stock have been reserved for issuance to directors, employees, consultants, advisors and vendors of Avidia and any related corporations. The majority of the stock options vest over a four-year period, with 25% of the shares becoming exercisable on each of the first four anniversaries of the grant date. The Board of Directors at its discretion may grant accelerated vesting. The options expire ten years from the date of the grant. During 1996, all of the options under the Avidia Plan were granted at less than market value, which resulted in total compensation of $285,000. This compensation is being amortized over a period of four years, and has resulted in charges to earnings of $76,000 and $48,000 in 1997 and 1996, respectively.

        Option activity under the plans is as follows:

                                                                                      WEIGHTED
                                                                       NUMBER OF      AVERAGE
                                                                        SHARES     EXERCISE PRICE
                                                                      ------------ --------------
Outstanding, January 1, 1995
    (4,649,244 exercisable at a weighted average price of $0.34)      10,681,172      $ 0.90

Granted (weighted average fair value of $2.96)                         4,956,400      $ 5.14
Exercised                                                             (2,024,380)     $ 0.71
Canceled                                                               (286,700)      $ 3.39
                                                                      ------------
Outstanding, December 31, 1995
    (5,692,132 exercisable at a weighted average price of $0.66)      13,326,492      $ 2.48

Granted (weighted average fair value of $13.47)                        3,025,386      $19.70
Exercised                                                             (3,258,320)     $ 1.92
Canceled                                                               (228,611)      $ 6.87
                                                                      ------------

Outstanding, December 31, 1996
    (6,094,404 exercisable at a weighted average price of $2.15)      12,864,947      $ 6.59

Granted (weighted average fair value of $12.26)                        1,634,135      $19.72
Exercised                                                             (2,556,330)     $ 2.80
Canceled                                                               (441,417)      $19.62
                                                                      ------------

Outstanding, December 31, 1997                                        11,501,335      $ 8.89
                                                                      ============

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The outstanding stock options primarily vest ratably over a four year period. Stock options outstanding at December 31, 1997 are summarized as follows:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    -------------------------------------------- -------------------------------
                                        WEIGHTED
                         NUMBER         AVERAGE      WEIGHTED         NUMBER         WEIGHTED
                     OUTSTANDING AT    REMAINING     AVERAGE      EXERCISABLE AT     AVERAGE
     RANGE OF         DECEMBER 31,    CONTRACTUAL    EXERCISE      DECEMBER 31,      EXERCISE
 EXERCISE PRICES          1997            LIFE        PRICE            1997           PRICE
------------------- ----------------- -------------------------- ----------------- -------------
  $0.04 - $0.07        2,758,696          4.3         $ 0.07        2,697,249         $ 0.07
  $0.83 - $3.44        2,322,090          6.5         $ 2.58        1,657,088         $ 2.43
  $4.00 - $7.63        2,489,062          7.5         $ 5.96        1,167,554         $ 5.97
 $10.31 - $15.88       1,254,934          8.9         $13.67          268,347         $12.53
 $17.31 - $20.88       1,060,352          8.7         $18.20          308,908         $17.73
 $26.06 - $30.00       1,616,201          8.8         $27.33          509,327         $27.49
                    -----------------                            -----------------
  $0.04 - $30.00      11,501,335          7.0         $ 8.89        6,608,473         $ 5.16
                    =================                            =================

        At December 31, 1997, 2,898,853 and 260,000 shares were available for future grants under the 1993 Employee Stock Option Plan and 1996 Non-Employee Directors Stock Option Plan, respectively.

EMPLOYEE STOCK PURCHASE PLAN

        Under the Company's Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Activity under the Purchase Plan is summarized as follows:

                                                WEIGHTED AVERAGE     WEIGHTED AVERAGE
               YEAR          SHARES ISSUED       PRICE PER SHARE    FAIR VALUE PER SHARE
          ------------------------------------ -------------------- --------------------
               1997             57,922               $18.28               $21.50
               1996             75,208               $14.77               $17.38
               1995             79,020               $ 4.89               $ 5.75

        At December 31, 1997, 787,850 shares were reserved for future issuances under the Purchase Plan.

ADDITIONAL STOCK PLAN INFORMATION (SFAS NO. 123)

        As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

                                  PAIRGAIN TECHNOLOGIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       FOR OPTIONS GRANTED DURING:
                                                  --------------------------------------
                       ASSUMPTIONS                   1997         1996         1995
          --------------------------------------- ------------ ------------ ------------
           Expected life, following vesting       nine months   six months   six months
           Stock volatility                           71%           65%          65%
           Risk free interest rate                   6.22%         6.26%        6.11%
           Dividends during expected term            none          none         none

        The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The computed fair values for options awards are $19.4 million, $34.4 million and $14.7 million in 1997, 1996 and 1995, respectively. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                                                     1997         1996         1995
                                                  ------------ ------------ ------------
                                                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
              Net income as reported              $  47,637    $  34,908    $   1,056
              Pro forma net income (loss)         $  38,361    $  31,294    $    (258)
              Pro forma earnings per share:
                  Basic                             $  0.56      $  0.49      $  0.00
                  Diluted                           $  0.51      $  0.42      $  0.00

        The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments may not be indicative of future period pro forma adjustments, when the calculation will be applicable to all stock options.

14.  EMPLOYEE BENEFIT PLANS

401 (K) MATCHING CONTRIBUTION

        The Company sponsors a defined contribution 401(K) Savings and Investment Plan, which was established in 1993, covering substantially all of the Company's employees subject to certain eligibility requirements. At its discretion, the Company may make contributions to the plan. In April 1996, the Board approved a resolution to match employee contributions provided that a threshold earnings per share level was reached. Employee deferrals during 1997 and from April 28, 1996 through December 31, 1996 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed $500 per employee. Matching contributions vest over a period of four years of service. The aggregate expense related to the contributions was $221,000 in 1997 and $145,000 in 1996.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROFIT SHARING

        In October 1996, the Company established a company-wide Profit Sharing Plan for fiscal years beginning after December 31, 1996. Under the terms of the Profit Sharing Plan, a pool equal to 2.5% of pre-tax income was established for payments to be made on a pro rata basis, based on the amount of each participant's base compensation. Plan participants include all employees in the Company except those on an incentive compensation or sales commission plan who are employed as of the date of the Profit Sharing payment. Payment is subject to achieving a predetermined threshold earnings per share level as established by the Board of Directors and is to take place approximately one month after the end of the year for which the Profit Sharing applies. The aggregate accrual for the Profit Sharing pool included in the accompanying consolidated balance sheet as of December 31, 1997 was $2.0 million.

MANAGEMENT DEFERRED COMPENSATION PLAN

        The Company established a Management Deferred Compensation Plan in 1996. The purpose of the plan is to provide a tax deferred capital accumulation opportunity to senior management. Employees whose annual base salary is $85,000 or greater are eligible to participate. The minimum deferral is $5,000 per Plan year (January 1 to December 31) and can be satisfied from salary, commission and/or incentive compensation payments. Deferrals may be increased, decreased or terminated for any subsequent years by filing an election by December 1 of the prior year. The Company may make discretionary Company contributions at any time as approved by the Compensation Committee of the Board of Directors. To date, no Company contributions have been made to the Deferred Compensation Plan.

15.  UNUSUAL LOSS DUE TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

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

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        In January 1996, the Company filed suit in Los Angeles federal court against Mr. S. Jay Goldinger and Capital Insight, Inc. charging unauthorized trading, fraudulent misrepresentation, violation of federal securities laws and breach of fiduciary duties. The suit seeks $15.8 million in damages by reason of the losses incurred by the Company, as well as punitive damages and legal fees.

16. SETTLEMENT INCOME RELATED TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

        In January 1996, the Company received a copy of a complaint, filed derivatively by a Company stockholder on behalf of the Company, naming as defendants the Company's directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president. The derivative complaint stated causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets by reason of unusual losses incurred by the Company as a result unauthorized trading of investment by third parties (See Note 15). The suit sought an award in the amount of all damages sustained by the Company including the losses of $15.8 million and legal fees and expenses.

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

                           PAIRGAIN TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                     ADDITIONS
                                             -------------------------
                                 BALANCE AT   CHARGED TO  CHARGED TO
                                 BEGINNING    COSTS AND      OTHER                   BALANCE AT
         DESCRIPTION             OF PERIOD     EXPENSES    ACCOUNTS     DEDUCTIONS  END OF PERIOD
------------------------------- ------------ ------------ ------------ ------------ -------------
                                                        (IN THOUSANDS)
 Year ended December 31, 1997:
 Allowance for doubtful
  accounts receivable            $    935     $     20     $     --     $     --     $     955
 Inventory reserves                14,656        7,929           --        2,479        20,106
                                ------------ ------------ ------------ ------------ -------------
 Total                           $ 15,591     $  7,949     $     --     $  2,479     $  21,061
                                ============ ============ ============ ============ =============
 Year ended December 31, 1996:
 Allowance for doubtful
  accounts receivable            $    469     $    463     $      3     $     --     $     935
 Inventory reserves                 4,235       13,877           --        3,456        14,656
                                ------------ ------------ ------------ ------------ -------------
 Total                           $  4,704     $ 14,340     $      3     $  3,456     $  15,591
                                ============ ============ ============ ============ =============
 Year ended December 31, 1995:
 Allowance for doubtful
  accounts receivable            $    298     $    159     $     91     $     79     $     469
 Inventory reserves                 1,882        3,353           --        1,000         4,235
                                ------------ ------------ ------------ ------------ -------------
 Total                           $  2,180     $  3,512     $     91     $  1,079     $   4,704
                                ============ ============ ============ ============ =============