Form 10-K/A
period 1997-12-13
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1998-04-23
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

        Based on the closing sale price on The Nasdaq Stock Market(SM) on March 31, 1998, the aggregated market value of the voting stock held by non affiliates of the registrant was $1,344,688,000. The number of shares outstanding of the registrant's Common Stock, $.0005 par value, was 69,822,702 on March 31, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 24, 1998, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

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


        All five U.S. RBOCs and Bell Canada have approved the Company's HiGain products. In addition, several carriers have approved the Company's small subscriber carrier systems: two RBOCs and Bell Canada have approved the Company's PG-2 system, four RBOCs have approved the PG-Flex system and one RBOC has approved the PG-Plus system. Sales in the aggregate to local telephone companies affiliated with the five RBOCs accounted for approximately 57% of the Company's total revenues in 1997. See Note 3 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K/A commencing on page F-1.

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

        See Notes 15 and 16 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K/A commencing on page F-1.

        Under the terms of its certificate of incorporation, the Company indemnifies its directors and officers for certain damages and legal fees arising from litigation matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

        The Company's Common Stock is traded on The Nasdaq Stock Market(SM) under the symbol PAIR. As of March 31, 1998, there were 69,822,702 shares of the Company's Common Stock issued and outstanding. The number of stockholders of record at that date was 642. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above. The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq Stock Market(SM). The market quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The Company has never paid cash dividends and has no present intention of declaring a cash dividend for the foreseeable future.

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

        On March 31, 1998, the last reported sales price for the Company's stock was $24.00.

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

        Of the net proceeds from the offering, $5.3 million was used to pay off indebtedness in 1993 and $48.0 million has been invested in short-term investments. In 1995, the Company realized a $15.8 million unauthorized trading loss. See Notes 15 and 16 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K/A commencing on page F-1.

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

(1) Financial data for 1996 reflect the February 27, 1997 business combination between PairGain and Avidia Systems, Inc. accounted for on a pooling-of-interests basis. Avidia was formed in December 1995 and had no significant transactions prior to January 1, 1996. See Notes 1 and 2 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K/A commencing on page F-1.

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

(2) Financial data for 1996 reflect the February 27, 1997 business combination between PairGain and Avidia Systems, Inc. accounted for on a pooling-of-interests basis. Avidia was formed in December 1995 and had no significant transactions prior to January 1, 1996. See Notes 1 and 2 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K/A commencing on page F-1.


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

        Mr. Hawk became a director of the Company in November 1992. Mr. Hawk is President of Hawk Communications and recently retired as President and CEO of U S WEST Multimedia Communications, Inc. From 1988 until 1996, Mr. Hawk served as President of the Carrier Division of U S WEST Communications, Inc. Prior to that time, Mr. Hawk served as Vice President, Marketing and Strategic Planning for CXC Corporation and as Director, Advanced Systems Development for AT&T/American Bell. Mr. Hawk also serves as a director of Premisys Communications (Nasdaq), Xylan Corporation (Nasdaq), Concord Communications (Nasdaq) and Radcom.

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

                                                          PAIRGAIN TECHNOLOGIES, INC.

      Date:    April 21, 1998               By:             /S/ CHARLES S. STRAUCH
                                                 ---------------------------------------------
                                                              Charles S. Strauch
                                                                 (Registrant)
                                                     Chairman and Chief Executive Officer
                                                         (Principal Executive Officer)


      Date:    April 21, 1998               By:             /S/ CHARLES W. MCBRAYER
                                                 ---------------------------------------------
                                                              Charles W. McBrayer
                                                            Senior Vice President,
                                                     Chief Financial Officer and Secretary
                                                         (Principal Financial Officer)


      Date:    April 21, 1998               By:               /S/ ROBERT R. PRICE
                                                 ---------------------------------------------
                                                                Robert R. Price
                                                    Vice President and Corporate Controller
                                                        (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                           Title                     Date
                -------                             -----                     ----

     /S/ CHARLES S. STRAUCH            Chairman, Chief Executive        April 21, 1998
     ------------------------------    Officer and Director
     Charles S. Strauch


     /S/ HOWARD S. FLAGG               President and Director           April 21, 1998
     ------------------------------
     Howard S. Flagg


     /S/ BENEDICT A. ITRI              Executive Vice President,        April 21, 1998
     ------------------------------    Chief Technical Officer and
     Benedict A. Itri                  Director


     /S/ ROBERT C. HAWK                Director                         April 21, 1998
     ------------------------------
     Robert C. Hawk


     /S/ ROBERT A. HOFF                Director                         April 21, 1998
     ------------------------------
     Robert A. Hoff


     /S/ B. ALLEN LAY                  Director                         April 21, 1998
     ------------------------------
     B. Allen Lay


     /S/ HOWARD G. BUBB                Director                         April 21, 1998
     ------------------------------
     Howard G. Bubb

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