Form 10-Q
period 1998-03-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1998-05-13
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FIRST QUARTER ENDED MARCH 31, 1998


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

                              Yes  [X]      No [ ]


THERE WERE 69,822,702 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON MARCH 31, 1998.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX


                                                                                PAGE
                                                                                ----
 Part I.     Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets
                    at March 31, 1998 and December 31, 1997                        3

                  Condensed Consolidated Statements of Income
                    for the three months ended March 31, 1998 and 1997             4

                  Condensed Consolidated Statements of Comprehensive Income
                    for the three months ended March 31, 1998 and 1997             5

                  Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1998 and 1997             6

                  Notes to Condensed Consolidated Financial Statements             7

     Item 2.      Management's Discussion and Analysis
                    of Financial Condition and Results of Operations              16

Part II.     Other Information

     Item 1.      Legal Proceedings                                               21

     Item 2.      Changes in Securities                                           22

     Item 3.      Defaults upon Senior Securities                                 22

     Item 4.      Submission of Matters to a Vote of Security Holders             22

     Item 5.      Other Information                                               22

     Item 6.      Exhibits and Reports on Form 8-K                                22

Signatures                                                                        23

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998           1997
                                                                ---------       ---------
                                                               (UNAUDITED)
Current assets:
    Cash and cash equivalents                                   $ 116,290       $ 111,602
    Short-term investments (Note 4)                                71,777          64,983
    Accounts receivable                                            37,360          35,429
    Inventories (Note 5)                                           39,317          30,538
    Other current assets and deferred taxes                        21,168          19,074
                                                                ---------       ---------
TOTAL CURRENT ASSETS                                              285,912         261,626
Property and equipment, net (Note 6)                               16,999          17,423
Long-term investment (Note 7)                                       3,000           3,000
Other assets                                                          486             370
                                                                ---------       ---------
TOTAL ASSETS                                                    $ 306,397       $ 282,419
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                      $  11,125       $   8,527
    Accrued expenses (Note 9)                                      21,491          21,702
    Accrued income taxes                                           21,245          16,673
                                                                ---------       ---------
TOTAL CURRENT LIABILITIES                                          53,861          46,902
                                                                ---------       ---------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
    Preferred stock, $.001 par value:
      Authorized shares - 2,000,000
      Issued and outstanding shares - None                             --              --
    Common stock, $.0005 par value:
      Authorized shares - 175,000,000
      Issued and outstanding shares - 69,822,702 and
       69,023,713 at March 31, 1998 and December 31, 1997,             35              34
       respectively
    Additional paid-in capital                                    151,079         146,277
    Deferred compensation                                            (142)           (161)
    Accumulated other comprehensive income (Note 10)                  117              82
    Retained earnings                                             101,447          89,285
                                                                ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                        252,536         235,517
                                                                ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 306,397       $ 282,419
                                                                =========       =========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                          1998          1997
                                       -----------    -----------
REVENUES (Note 3)                        $72,619      $70,749
Cost of revenues                          35,734       35,780
                                         -------      -------

Gross profit                              36,885       34,969
                                         -------      -------

Operating expenses:
  Research and development                 9,536        6,158
  Selling and marketing                    7,205        4,800
  General and administrative               3,083        2,433
  Merger expenses (Note 1)                    --        2,642
                                         -------      -------

Total operating expenses                  19,824       16,033
                                         -------      -------

INCOME FROM OPERATIONS                    17,061       18,936

Interest and other income, net             2,092        1,249
                                         -------      -------

Income before income taxes                19,153       20,185

Provision for income taxes (Note 1)        6,991        8,811
                                         -------      -------

NET INCOME                               $12,162      $11,374
                                         =======      =======

Per Share Data (Note 1):
  Earnings per common share
      Basic                              $  0.17      $  0.17
                                         =======      =======
      Diluted                            $  0.16      $  0.15
                                         =======      =======
  Average shares outstanding
      Basic                               69,543       66,865
                                         =======      =======
      Diluted                             75,203       75,539
                                         =======      =======

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                          1998          1997
                                                      -----------   ---------------
Net income                                               $12,162      $11,374
                                                         -------      -------
Other comprehensive income, net of tax:
   Unrealized gains on securities:
     Unrealized holding gains arising during period           35           13
     Less: reclassification adjustment for gains
      included in net income                                  --           --
                                                         -------      -------
   Net unrealized gains                                       35           13
                                                         -------      -------
Other comprehensive income (Note 10)                          35           13
                                                         -------      -------
Comprehensive income                                     $12,197      $11,387
                                                         =======      =======

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 1998           1997
                                                             ------------    ------------
Cash flows from operating activities:
Net income                                                    $  12,162       $  11,374
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                  2,396           1,601
   Loss on sale of equipment                                         73              --
Change in operating assets and liabilities:
   Accounts receivable                                           (1,931)        (11,177)
   Inventories                                                   (8,779)          2,895
   Other current assets                                          (2,115)            364
   Other assets                                                     (38)              7
   Accounts payable                                               2,598           1,029
   Accrued expenses                                                (152)          1,334
   Income taxes                                                   6,892           9,480
                                                              ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        11,106          16,907
                                                              ---------       ---------

Cash flows from investing activities:
Net purchases of short-term investments                          (7,046)           (530)
Purchase of property and equipment                               (1,855)         (2,482)
                                                              ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                            (8,901)         (3,012)
                                                              ---------       ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                            2,483           3,331
                                                              ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,483           3,331
                                                              ---------       ---------

Increase in cash and cash equivalents                             4,688          17,226
Cash and cash equivalents at beginning of period                111,602          48,416
                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 116,290       $  65,642
                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                             $   2,591       $      --
                                                              =========       =========
Income tax refunds                                            $   2,500       $     950
                                                              =========       =========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        PairGain Technologies, Inc., ("PairGain" or the "Company") designs, manufactures, markets and supports a comprehensive line of digital telecommunications products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital services to end users over the large infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, high-speed Internet access, telecommuting, wide area networking and video conferencing.

        On February 27, 1997, the Company acquired Avidia Systems, Inc. ("Avidia"). (See Note 2) Avidia is engaged in the business of developing, manufacturing and marketing xDSL aggregation products and network switching products based on Asynchronous Transfer Mode ("ATM") technology.

INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1998, and consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 1998 and March 31, 1997. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of results to be expected for the full year ending December 31, 1998.

        Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K/A for the year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCIES

        Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The functional currency of the Company's Canadian and Swiss subsidiaries is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1998 or 1997.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 1998 and December 31, 1997. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

COMPREHENSIVE INCOME

        Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has included Consolidated Statements of Comprehensive Income for the periods ended March 31, 1998 and 1997. See Note 10 for further discussion.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

INVENTORIES

        Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. The Company maintains allowances for estimated obsolete and excess inventories based upon projected sales levels.

PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method. The estimated useful lives of equipment is three to five years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.

WARRANTY RESERVE

        The Company accrues warranty reserves, which are charged against cost of goods sold, based upon historical rates and estimated future costs.

CONTINGENCIES

        The Company is involved from time to time in litigation incidental to its business. The Company believes that none of its pending litigation matters, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

PER SHARE INFORMATION

        Pursuant to SFAS No. 128, "Earnings Per Share," ("SFAS No. 128"), the Company provides dual presentation of "Basic" and "Diluted" earnings per share ("EPS"). SFAS No. 128 replaced "Primary" and "Fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

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

        EPS for the quarter ended March 31, 1997 has been restated to reflect the adoption of SFAS No. 128.

        The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                1998             1997
                                                             -----------     ------------
                                                               (IN THOUSANDS EXCEPT PER
                                                                    SHARE AMOUNTS)
Net income                                                     $ 12,162       $ 11,374
                                                               ========       ========

Basic earnings per common share:
  Weighted average of common shares outstanding                  69,543         66,865
                                                               ========       ========

  Basic earnings per common share                              $   0.17       $   0.17
                                                               ========       ========

Diluted earnings per common share:
  Weighted average of common shares outstanding                  69,543         66,865
  Weighted average of common share equivalents:
     Weighted average warrants outstanding                           40            127
     Weighted average options outstanding                        11,167         12,327
     Anti-dilutive options                                       (1,802)            --
     Shares assumed to be repurchased using the treasury
      stock method                                               (2,821)        (2,420)
     Shares assumed to be repurchased to reflect the
      effects of tax benefits                                      (924)        (1,360)
                                                               --------       --------
  Weighted average number of common and common equivalent
    shares                                                       75,203         75,539
                                                               ========       ========

  Diluted earnings per common share                            $   0.16       $   0.15
                                                               ========       ========

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customer. The disclosures prescribed by SFAS No. 131 are effective for calendar 1998, however, the standard need not be applied to interim financial statements in the initial year of its application. The Company is still evaluating the impact of adopting SFAS No. 131 and plans to implement this new standard in its 1998 year-end financial statements.

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132"). This statement revises and standardizes employers' disclosure requirements about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are not longer useful. The Company does not maintain an employee pension plan or any other postretirement benefit plans.

STATEMENT OF CASH FLOWS

        The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $2.3 million and $7.6 million during the quarters ended March 31, 1998 and 1997, respectively.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

3.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

        The Company markets its products principally to telephone companies in the United States and Canada. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and historically have been minimal. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

        Revenues from HiGain products represented approximately 63% and 75% of the Company's total revenues for the quarters ended March 31, 1998 and 1997, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

        Export sales represented 20% and 16% of product revenue during the three months ended March 31, 1998 and 1997, respectively. Product sales by geographical region is summarized as follows:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                        1998        1997
                                                      -------      -------
                                                         (IN THOUSANDS)
United States                                         $56,370      $59,549
Canada                                                  6,077        7,066
Other international                                     8,249        3,992
                                                      -------      -------
Total product revenues                                 70,696       70,607
Royalty income and technology and licensing fees        1,923          142
                                                      -------      -------
Total revenues                                        $72,619      $70,749
                                                      =======      =======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

4.  SHORT-TERM INVESTMENTS

        Short-term investments as of March 31, 1998 and December 31, 1997 are summarized as follows:

                                                     GROSS        GROSS
                                                  UNREALIZED    UNREALIZED
                                        COST        GAINS         LOSSES       FAIR VALUE
                                      --------    ----------     ---------     ----------
                                                             (IN THOUSANDS)
MARCH 31, 1998
    Municipal bonds                   $69,433      $   152       $      --       $69,585
    Other short-term investments        2,160           32              --         2,192
                                      -------      -------       ---------       -------
                                      $71,593      $   184       $      --       $71,777
                                      =======      =======       =========       =======

DECEMBER 31, 1997
    Municipal bonds                   $62,695      $   140       $      --       $62,835
    Other short-term investments        2,160           --             (12)        2,148
                                      -------      -------       ---------       -------
                                      $64,855      $   140       $     (12)      $64,983
                                      =======      =======       =========       =======

        There were no realized gains or losses on short-term investments during the three months ended March 31, 1998 and 1997. Unrealized holding gains on short-term investments, net of tax, included in accumulated other comprehensive income in stockholders' equity at March 31, 1998 and December 31, 1997 were $117,000 and $82,000, respectively.

5.  INVENTORIES

        Inventories consist of the following:

                                                    MARCH 31,          DECEMBER 31,
                                                      1998                1997
                                                    -------              -------
                                                            (IN THOUSANDS)
Finished goods                                      $19,398              $14,119
Work in process                                       7,489                6,982
Raw materials                                        12,430                9,437
                                                    -------              -------
                                                    $39,317              $30,538
                                                    =======              =======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

6.  PROPERTY AND EQUIPMENT

        Property and equipment consist of:

                                                        MARCH 31,    DECEMBER 31,
                                                          1998           1997
                                                        --------       --------
                                                            (IN THOUSANDS)
Machinery and equipment                                 $ 30,018       $ 28,555
Leasehold improvements                                     3,560          3,444
                                                        --------       --------
                                                          33,578         31,999
Less accumulated depreciation and amortization           (16,579)       (14,576)
                                                        --------       --------
                                                        $ 16,999       $ 17,423
                                                        ========       ========

7.  LONG-TERM INVESTMENT

        In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. This investment is accounted for using the cost method.

8.  BANK LINE OF CREDIT

        The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at March 31, 1998). At March 31, 1998 and December 31, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at March 31, 1998 and December 31, 1997. The agreement expires May 1, 1999.

9.  ACCRUED EXPENSES

        Accrued expenses consist of:

                                                          MARCH 31,    DECEMBER 31,
                                                            1998           1997
                                                          -------        -------
                                                              (IN THOUSANDS)
Accrued compensation and related expenses                 $ 7,531        $ 8,836
Accrued warranty                                            9,596          9,161
Other accrued expenses                                      4,364          3,705
                                                          -------        -------
                                                          $21,491        $21,702
                                                          =======        =======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

10.  OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The gross amount and related tax effects allocated to each component of other comprehensive income consist of:

                                                                    THREE MONTHS ENDED MARCH 31,
                                 ---------------------------------------------------------------------------------------
                                                     1998                                        1997
                                 ---------------------------------------------------------------------------------------
                                 GROSS AMOUNT     INCOME TAX    NET AMOUNT    GROSS AMOUNT    INCOME TAX      NET AMOUNT
                                 ------------     ----------    ----------    ------------    ----------      ----------
                                                                      (IN THOUSANDS)
Unrealized holding gains
  arising during period               $56            $21            $35            $22            $ 9            $13
Less:  reclassification
  adjustment for gains                 --             --             --             --             --             --
  realized in net income
                                      ---            ---            ---            ---            ---            ---
Net unrealized gains                   56             21             35             22              9             13
                                      ---            ---            ---            ---            ---            ---
Other comprehensive income            $56            $21            $35            $22            $ 9            $13
                                      ===            ===            ===            ===            ===            ===


        The sole component of accumulated other comprehensive income at March 31, 1998 and December 31, 1997 was unrealized gains on securities.

                                                                        (IN THOUSANDS)
Balance at December 31, 1997                                                $ 82
Other comprehensive income for the three months ended March 31, 1998          35
                                                                            ----
Balance at March 31, 1998                                                   $117
                                                                            ====

                                 PART I: ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           PAIRGAIN TECHNOLOGIES, INC.


    Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements which involve risk and uncertainties. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes in the Company's Form 10-K/A for the year ended December 31, 1997, as well as the section entitled "Risk Factors" in Item 1 of the 1997 Form 10-K/A. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control and could cause actual results to differ materially from those in the forward-looking statements. These include, among other factors, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.


RESULTS OF OPERATIONS (quarter ended March 31, 1998, compared to quarter ended March 31, 1997)

REVENUES

        Revenues for the three months ended March 31, 1998 increased to $72.6 million, compared to $70.7 million for the three months ended March 31, 1997. Product revenues remained flat as increased unit sales of the Company's HiGain product were offset by decreases in the average selling price and sales of the Company's PG-2 products declined when compared to the prior year period. These declines were offset by sales of the Company's newer PG-Flex, PG-Plus and megabit access product lines, which increased fivefold over the prior year. In addition, the Company had revenue from royalty and technology fees of $1.9 million in the first quarter of 1998, largely the result of an agreement entered into for licensing of the Company's Falcon chip. Royalty income in the first quarter of 1997 was $142,000.

GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income and technology fees, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit increased $1.9 million, to $36.9 million for the three months ended March 31, 1998 compared to $35.0 million for the same period in the prior year. This growth in gross profit was principally attributed to an increase in royalty income and technology fees.

        As a percentage of revenues, gross profit was 51% for the quarter ended March 31, 1998, compared to 49% in the 1997 quarter. The higher gross profit percentage resulted from an increase in revenue from royalty income and technology fees. The Company's continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume was offset by decreases in average sales prices.

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

OPERATING EXPENSES

        Operating expenses, excluding merger expenses, increased $6.4 million, or 48%, for the three months ended March 31, 1998 as compared with the same period in the prior year. Nearly half of this increase was due to the addition of engineering, sales and marketing personnel. The Company plans to continue to increase its relative spending in engineering and field sales support in an effort to continue to develop and market new products and technologies such as the small subscriber and megabit access product lines and the newly released Falcon DMT ADSL chip. As a percentage of revenues, operating expenses increased to 27% in the 1998 period from 23% in the 1997 quarter.

        Research and development expense increased 55%, to $9.5 million, for the three months ended March 31, 1998 compared to $6.2 million in the prior year period. This increase was primarily due to the addition of personnel including those specific to product and technology development, payments to consultants where specific resources were needed in the development process and prototype expenditures associated with new products. Costs for developmental tools and software and depreciation on additions of capital equipment also increased over the prior year period. The Company anticipates that research and development expenses will continue to increase as new products are further developed and other xDSL technologies and applications are pursued.

        Selling and marketing expense increased to $7.2 million in the 1998 quarter compared to $4.8 million in the prior year quarter. The increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, and additional advertising, trade show and related promotional expenditures designed to market the Company's new products and technology. In addition, costs related to the expansion of the Company's presence in the international market increased over 75% from the prior year period. Selling and marketing expense as a percentage of revenues was 10% in the 1998 quarter compared to 7% in 1997.

        General and administrative expense was $3.1 million for the quarter ended March 31, 1998 compared to $2.4 million in the same period in the prior year. Increases in payroll due to the addition of information management personnel and increases in legal fees were offset by decreases in certain benefit costs and provisions for bad debts. As a percentage of revenues, general and administrative expense were 4% in the first quarter of 1998 compared to 3% in 1997.

MERGER EXPENSES

        Expenses related to the merger with Avidia aggregating approximately $2.6 million were charged against the operations of the Company in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banking fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

INCOME FROM OPERATIONS

        As a result of the overall increase in operating expenses, income from operations for the quarter ended March 31, 1998 decreased to $17.1 million, compared to $18.9 million for the 1997 quarter. As a percentage of revenues, income from operations was 23% in the 1998 quarter compared to 27% in 1997.

INTEREST AND OTHER INCOME, NET

        Net interest income increased to $2.1 million for the three months ended March 31, 1998 from $1.2 million in the 1997 quarter. The increase in interest income was the result of increased average cash balances.

PROVISION FOR INCOME TAXES

        The provision for income taxes was $7.0 million, for the three months ended March 31, 1998, compared to $8.8 million for the same period in the prior year. The Company's estimated effective tax rate for 1998 decreased to 37%. The estimated effective tax rate of 44% in the 1997 quarter was due to the non-deductibility of merger expenses. Without the effect of the merger expenses, the Company's estimated effective rate was 39% in the three months ended March 31, 1997.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended March 31, 1998 was $12.2 million, or $0.17 per share, compared to $11.4 million or $0.17 per share for the 1997 quarter.

        The weighted average number of common shares outstanding was 69.5 million and 66.9 million for the three months ended March 31, 1998 and 1997, respectively. This increase in common shares was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan.

        Earnings per share, taking into account the dilutive effects of common stock options and warrants, were $0.16 per share and $0.15 per share for the three months ended March 31, 1998 and 1997, respectively. The weighted average number of common and common equivalent shares outstanding were 75.2 million in 1998 and 75.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company had $188.1 million in cash, cash equivalents and short-term investments and $232.1 million in working capital. This is an increase of $11.5 million in cash, cash equivalents and short-term investments and $17.3 million in working capital over the December 31, 1997 amounts. These increases are primarily attributable to cash generated from operations of $11.1 million and $2.5 million from the exercise of stock options, offset by capital expenditures of $1.9 million. Accounts receivable increased to $37.4 million at March 31, 1998, compared to $35.4 million at December 31, 1997. This increase in receivables was primarily due to a larger proportion of total revenue for the 1998 quarter being shipped during the last four weeks of the quarter. Gross inventories increased $8.0 million to $58.7 million at March 31, 1998 compared to $50.6 million at December 31, 1997. Approximately $4.5 million of the increase came from the purchase of long lead-time integrated circuits including SPAROW II chips. In addition, finished goods inventory of certain products increased $5.3 million. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased to $19.3 million at March 31, 1998 compared to $20.1 million at December 31, 1997. The primary reason for the decrease in these reserves was the disposal of obsolete inventory. As a result of the increase in gross inventories, net inventory turns decreased to four times for the first quarter of 1998 versus six times in the 1997 quarter.

        Capital expenditures relating primarily to the purchase of computer equipment, machinery and test equipment amounted to $1.9 million during the first quarter of 1998. Capital expenditures in the 1997 quarter aggregated approximately $2.5 million, primarily related to expenditures for computer equipment, machinery and test equipment and improvements to the Company's engineering and production facility adjacent to its Tustin facility.

        Accounts payable and other current liabilities increased to $53.9 million at March 31, 1998 from $46.9 million at December 31, 1997. The primary reason for the increase was an increase in income taxes payable and trade payables.

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

        Of the net proceeds from the offering, $5.3 million was used to pay off indebtedness in 1993 and $48.0 million has been invested in short-term investments. In 1995, the Company realized a $15.8 million unauthorized trading loss. See Notes 15 and 16 of Notes to Consolidated Financial Statements contained in the Company's Form 10-K/A for the year ended December 31, 1997.

        The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus which is part of the Registration Statement.

YEAR 2000 ISSUE

        The following discussion should be read in conjunction with the section entitled "Year 2000 Issue" in Item 7 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

        The Company will utilize both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The total cost to the Company of these Year 2000 issue activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year. Costs incurred related to the Year 2000 issue are being funded through operating cash flows.

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

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.


Item 1.  Legal Proceedings

         See Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. There were no changes to these matters during the period ended March 31, 1998.

         In April 1998, Harris Corporation ("Harris") filed a complaint in California Superior Court against the Company and others, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, intentional or negligent interference of contractual relations and prospective economic advantage and violation of California Business and Professions Code Section 17200 et seq. These claims relate to an alleged agreement giving Harris the right to buy the Company's Falcon 1A chipset and the impingement of this alleged agreement by the Company in entering into a licensing agreement in March 1998 with respect to the Falcon 1A chipset. Under this licensing agreement, the Company has granted a third party the right to manufacture and sell the Falcon 1A chipset to the Company and others. Harris's complaint seeks specific performance, declaratory relief, an accounting and unspecified compensatory and punitive damages. If Harris is successful in its claim, it may be entitled to certain rights to purchase the Falcon 1A chipset from the Company. Harris has also threatened to seek to enjoin performance of the third party licensing agreement at some point in the future. The Company believes that it has well-taken defenses to the complaint, including but not limited to the fact that no joint venture ever existed between itself and Harris, that the Company never reached an agreement with Harris to license the Falcon chipsets and that the Company has competed fairly. The Company intends to vigorously defend itself against Harris in this matter. The Company and Harris are currently engaged in discovery and the Company plans to file a response to the Harris complaint in the near future.

         The Company is involved from time to time in litigation incidental to its business. The Company believes that none of its pending litigation matters, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

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




                                              PairGain Technologies, Inc.
                                                      (Registrant)





Date: May 13, 1998                              /s/ Charles W. McBrayer
                                          -------------------------------------
                                                   Charles W. McBrayer
                                                 Senior Vice President,
                                          Chief Financial Officer and Secretary
                                              (Principal Financial Officer)





Date: May 13, 1998                             /s/ Robert R. Price
                                          --------------------------------------
                                                      Robert R. Price
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
27.1                Financial Data Schedule