Form 10-Q
period 1998-06-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1998-08-12
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE SECOND QUARTER ENDED JUNE 30, 1998


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

                           Yes X        No
                               -------    -------

THERE WERE 70,385,708 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON JUNE 30, 1998.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX


                                                                                           PAGE
                                                                                         ----------
Part I.      Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
                at June 30, 1998 and December 31, 1997                                        3

               Condensed Consolidated Statements of Income
                for the quarters and six months ended June 30, 1998 and 1997                  4

               Condensed Consolidated Statements of Comprehensive Income
                for the quarters and six months ended June 30, 1998 and 1997                  5

               Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 1998 and 1997                               6

               Notes to Condensed Consolidated Financial Statements                           7

     Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations                             17

Part II.     Other Information

     Item 1.   Legal Proceedings                                                             23

     Item 2.   Changes in Securities                                                         23

     Item 3.   Defaults upon Senior Securities                                               23

     Item 4.   Submission of Matters to a Vote of Security Holders                           23

     Item 5.   Other Information                                                             24

     Item 6.   Exhibits and Reports on Form 8-K                                              24

Signatures                                                                                   25

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                       JUNE 30,        DECEMBER 31,
                                                                         1998              1997
                                                                  -----------------  ----------------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                                             $ 119,414       $ 111,602
  Short-term investments (Note 4)                                          78,917          64,983
  Accounts receivable                                                      33,351          35,429
  Inventories (Note 5)                                                     40,607          30,538
  Other current assets and deferred taxes                                  20,313          19,074
                                                                        ---------       ---------
TOTAL CURRENT ASSETS                                                      292,602         261,626
Property and equipment, net (Note 6)                                       16,440          17,423
Long-term investment (Note 7)                                               3,000           3,000
Other assets                                                                  383             370
                                                                        ---------       ---------
TOTAL ASSETS                                                            $ 312,425       $ 282,419
                                                                        =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                $   7,660       $   8,527
  Accrued expenses (Note 9)                                                22,963          21,702
  Accrued income taxes                                                     14,205          16,673
                                                                        ---------       ---------
TOTAL CURRENT LIABILITIES                                                  44,828          46,902

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares - 2,000,000
   Issued and outstanding shares - None                                        --              --
  Common stock, $.0005 par value:
   Authorized shares - 175,000,000
   Issued and outstanding shares - 70,385,708 and 69,023,713
     at June 30, 1998 and December 31, 1997, respectively                      35              34
  Additional paid-in capital                                              154,298         146,277
  Deferred compensation                                                      (123)           (161)
  Accumulated other comprehensive income (Note 10)                            188              82
  Retained earnings                                                       113,199          89,285
                                                                        ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                267,597         235,517
                                                                        ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 312,425       $ 282,419
                                                                        =========       =========

                    See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                         ----------------------      ----------------------
                                           1998          1997          1998          1997
                                         --------      --------      --------      --------
REVENUES                                 $ 73,416      $ 66,369      $146,035      $137,118
Cost of revenues                           36,133        33,583        71,867        69,363
                                         --------      --------      --------      --------

Gross profit                               37,283        32,786        74,168        67,755
                                         --------      --------      --------      --------

Operating expenses:
 Research and development                   9,822         7,535        19,358        13,693
 Selling and marketing                      7,584         5,941        14,789        10,741
 General and administrative                 3,471         2,469         6,554         4,902
 Merger expenses                               --            --            --         2,642
                                         --------      --------      --------      --------

Total operating expenses                   20,877        15,945        40,701        31,978
                                         --------      --------      --------      --------

INCOME FROM OPERATIONS                     16,406        16,841        33,467        35,777

Interest and other income, net              2,100         1,586         4,192         2,835
                                         --------      --------      --------      --------

Income before income taxes                 18,506        18,427        37,659        38,612

Provision for income taxes (Note 1)         6,754         6,707        13,745        15,518
                                         --------      --------      --------      --------

NET INCOME                               $ 11,752      $ 11,720      $ 23,914      $ 23,094
                                         ========      ========      ========      ========

Per Share Data (Note 1):
  Earnings per share
     Basic                               $   0.17      $   0.17      $   0.34      $   0.34
                                         ========      ========      ========      ========
     Diluted                             $   0.16      $   0.16      $   0.32      $   0.31
                                         ========      ========      ========      ========
  Average shares outstanding
     Basic                                 70,120        67,839        69,832        67,352
                                         ========      ========      ========      ========
     Diluted                               75,111        74,736        75,157        75,138
                                         ========      ========      ========      ========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------      --------------------
                                                1998         1997          1998        1997
                                               -------      -------      -------      -------
Net income                                     $11,752      $11,720      $23,914      $23,094
                                               -------      -------      -------      -------
Other comprehensive income, net of
 tax:
 Unrealized gains on securities:
  Unrealized holding gains arising during           71           86          106           99
    period
  Less:  reclassification adjustment for
    gains included in net income                    --           --           --           --
                                               -------      -------      -------      -------
  Net unrealized gains                              71           86          106           99
                                               -------      -------      -------      -------
Other comprehensive income (Note 10)                71           86          106           99
                                               -------      -------      -------      -------
Comprehensive income                           $11,823      $11,806      $24,020      $23,193
                                               =======      =======      =======      =======


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1998            1997
                                                              ---------       ---------
Cash flows from operating activities:
Net income                                                    $  23,914       $  23,094
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                  4,845           3,350
   Loss on sale of equipment                                         73              --
Change in operating assets and liabilities:
   Accounts receivable                                            2,078          (6,196)
   Inventories                                                  (10,069)          2,825
   Other current assets                                          (1,301)            569
   Other assets                                                      65             (22)
   Accounts payable                                                (867)          2,139
   Accrued expenses                                               1,320           2,626
   Income taxes                                                   1,973          15,061
                                                              ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        22,031          43,446
                                                              ---------       ---------

Cash flows from investing activities:
Net (purchases of ) proceeds from short-term investments        (14,441)          1,161
Purchases of property and equipment                              (3,359)         (7,203)
                                                              ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                           (17,800)         (6,042)
                                                              ---------       ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                            3,581           5,034
                                                              ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,581           5,034
                                                              ---------       ---------

Increase in cash and cash equivalents                             7,812          42,438
Cash and cash equivalents at beginning of period                111,602          48,416
                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 119,414       $  90,854
                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                             $  14,297       $   1,387
                                                              =========       =========
Income tax refunds                                            $   2,508       $     950
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

INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1998, and consolidated results of operations, comprehensive income and cash flows for the three and six months ended June 30, 1998 and June 30, 1997. Results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results to be expected for the full year ending December 31, 1998.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

TRANSLATION OF FOREIGN CURRENCIES

        Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The functional currency of the Company's Canadian and Swiss subsidiaries is the U.S. dollar. Therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in the six months ended June 30, 1998 or year ended December 31, 1997.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at June 30, 1998 and December 31, 1997. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

COMPREHENSIVE INCOME

        Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has included Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 1998 and 1997. See Note 10 for further discussion.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

SHORT-TERM INVESTMENTS

        Short-term investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of tax, included in accumulated other comprehensive income in stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

INVENTORIES

        Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. The Company maintains allowances for estimated obsolete and excess inventories based upon projected sales levels.

PROPERTY AND EQUIPMENT

        Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method. The estimated useful life of equipment is three to five years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.

WARRANTY RESERVE

        The Company accrues warranty reserves, which are charged against cost of revenues, based upon historical rates and estimated future costs.

CONTINGENCIES

        The Company is involved from time to time in litigation incidental to its business. The Company believes that none of its pending litigation matters, individually or in the aggregate, will have a material adverse effect on its financial position or results of operations.

REVENUE RECOGNITION

        Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns. Revenue from royalty income and technology licensing fees is recognized when earned.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are expensed as incurred.

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

        EPS for the quarter and six months ended June 30, 1997 have been restated to reflect the adoption of SFAS No. 128.

        The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                          PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                     -----------------------       -----------------------
                                                       1998           1997           1998           1997
                                                     --------       --------       --------       --------
Net income                                           $ 11,752       $ 11,720       $ 23,914       $ 23,094
                                                     ========       ========       ========       ========
Basic earnings per common share:
  Weighted average of common shares outstanding        70,120         67,839         69,832         67,352
                                                     ========       ========       ========       ========

  Basic earnings per common share                    $   0.17       $   0.17       $   0.34       $   0.34
                                                     ========       ========       ========       ========

Diluted earnings per common share:
  Weighted average of common shares outstanding        70,120         67,839         69,832         67,352
  Weighted average of common share equivalents:
   Weighted average warrants outstanding                   24             40             32             84
   Weighted average options outstanding                11,058         10,024         11,113         11,176
   Anti-dilutive options                               (2,561)            --         (2,182)            --
   Shares assumed to be repurchased using the
     treasury stock method                             (2,704)        (2,040)        (2,763)        (2,230)
   Shares assumed to be repurchased to reflect
     the effects of tax benefits                         (826)        (1,127)          (875)        (1,244)
                                                     --------       --------       --------       --------
  Weighted average number of common and common
   equivalent shares                                   75,111         74,736         75,157         75,138
                                                     ========       ========       ========       ========

Diluted earnings per common share                    $   0.16       $   0.16       $   0.32       $   0.31
                                                     ========       ========       ========       ========


RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The disclosures prescribed by SFAS No. 131 are effective for calendar 1998, however, the standard need not be applied to interim financial statements in the initial year of its application. The Company is still evaluating the impact of adopting SFAS No. 131 and plans to implement this new standard in its 1998 year-end financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

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

STATEMENT OF CASH FLOWS

        The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $4.4 million and $12.9 million during the six months ended June 30, 1998 and 1997, respectively.

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

3. CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

        The Company markets its products principally to telephone companies in the United States and Canada. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and historically have been minimal. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from customers could have a material adverse effect on the Company's financial condition and results of operations.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

        Revenues from HiGain products represented approximately 61% and 72% of the Company's total revenues for the six months ended June 30, 1998 and 1997, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

        Export sales represented 21% and 23% of product revenue during the three months ended June 30, 1998 and 1997, respectively. During the first half of 1998 and 1997, export sales represented 20% and 19% of product revenues, respectively. Product sales by geographical region are summarized as follows:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                  ----------------------      ----------------------
                                                    1998          1997          1998          1997
                                                  --------      --------      --------      --------
                                                                    (IN THOUSANDS)
United States                                     $ 56,686      $ 51,418      $113,056      $110,967
Canada                                               5,534         7,215        11,611        14,281
Other international                                  9,096         7,720        17,345        11,712
                                                  --------      --------      --------      --------
Total product revenues                              71,316        66,353       142,012       136,960
Royalty income and technology licensing fees         2,100            16         4,023           158
                                                  --------      --------      --------      --------
Total revenues                                    $ 73,416      $ 66,369      $146,035      $137,118
                                                  ========      ========      ========      ========

4. SHORT-TERM INVESTMENTS

        Short-term investments as of June 30, 1998 and December 31, 1997 are summarized as follows:

                                                  GROSS          GROSS
                                                UNREALIZED     UNREALIZED
                                     COST         GAINS          LOSSES       FAIR VALUE
                                    -------     ---------      ----------     ----------
                                                      (IN THOUSANDS)
JUNE 30, 1998
  Municipal bonds                   $76,460      $   167       $      --       $76,627
  Other short-term investments        2,161          129              --         2,290
                                    -------      -------       ---------       -------
                                    $78,621      $   296       $      --       $78,917
                                    =======      =======       =========       =======

DECEMBER 31, 1997
  Municipal bonds                   $62,695      $   140       $      --       $62,835
  Other short-term investments        2,160           --             (12)        2,148
                                    -------      -------       ---------       -------
                                    $64,855      $   140       $     (12)      $64,983
                                    =======      =======       =========       =======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

        There were no realized gains or losses on short-term investments during the six months ended June 30, 1998 and 1997. Unrealized holding gains on short-term investments, net of tax, included in accumulated other comprehensive income in stockholders' equity at June 30, 1998 and December 31, 1997 were $188,000 and $82,000, respectively.

5.  INVENTORIES

        Inventories consist of the following:


                                          JUNE 30,    DECEMBER 31,
                                            1998         1997
                                          --------    -----------
                                              (IN THOUSANDS)
Finished goods                             $21,007      $14,119
Work in process                              5,866        6,982
Raw materials                               13,734        9,437
                                           -------      -------
                                           $40,607      $30,538
                                           =======      =======



6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                    JUNE 30,     DECEMBER 31,
                                                      1998           1997
                                                    --------     ------------
                                                         (IN THOUSANDS)
Machinery and equipment                             $ 31,488       $ 28,555
Leasehold improvements                                 3,594          3,444
                                                    --------       --------
                                                      35,082         31,999
Less accumulated depreciation and amortization       (18,642)       (14,576)
                                                    --------       --------
                                                    $ 16,440       $ 17,423
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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

8. BANK LINE OF CREDIT

        The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at June 30, 1998). At June 30, 1998 and December 31, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at June 30, 1998 and December 31, 1997. The agreement expires May 1, 1999.

9. ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                              JUNE 30,    DECEMBER 31,
                                                 1998        1997
                                              --------    ------------
                                                  (IN THOUSANDS)
Accrued compensation and related expenses      $ 8,863      $ 8,836
Accrued warranty                                 9,458        9,161
Other accrued expenses                           4,642        3,705
                                               -------      -------
                                               $22,963      $21,702
                                               =======      =======


10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The gross amount and related tax effects allocated to each component of other comprehensive income consist of:

                                                    THREE MONTHS ENDED JUNE 30,
                             ---------------------------------------------------------------------------
                                             1998                                  1997
                             ------------------------------------  ------------------------------------
                             GROSS AMOUNT  INCOME TAX  NET AMOUNT  GROSS AMOUNT  INCOME TAX  NET AMOUNT
                             ------------  ----------  ----------  ------------  ----------  ----------
                                                   (IN THOUSANDS)
Unrealized holding gains
  arising during period         $112          $ 41        $ 71         $143         $ 57        $ 86
Less:  reclassification
  adjustment for gains
  realized in net income          --            --          --           --           --          --
                                ----          ----        ----         ----         ----        ----
Net unrealized gains             112            41          71          143           57          86
                                ----          ----        ----         ----         ----        ----
Other comprehensive income      $112          $ 41        $ 71         $143         $ 57        $ 86
                                ====          ====        ====         ====         ====        ====

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED JUNE 30,
                                --------------------------------------------------------------------------------
                                                 1998                                      1997
                                --------------------------------------    --------------------------------------
                                GROSS AMOUNT  INCOME TAX    NET AMOUNT    GROSS AMOUNT  INCOME TAX    NET AMOUNT
                                ------------  ----------    ----------    ------------  ----------    ----------
                                                           (IN THOUSANDS)
Unrealized holding gains
  arising during period             $168          $ 62          $106          $165          $ 66          $ 99
Less:  reclassification
  adjustment for gains
  realized in net income              --            --            --            --            --            --
                                    ----          ----          ----          ----          ----          ----
Net unrealized gains                 168            62           106           165            66            99
                                    ----          ----          ----          ----          ----          ----
Other comprehensive income          $168          $ 62          $106          $165          $ 66          $ 99
                                    ====          ====          ====          ====          ====          ====


        The sole component of accumulated other comprehensive income at June 30, 1998 and December 31, 1997 was unrealized gains on securities.

                                                                      (IN THOUSANDS)
Balance at December 31, 1997                                               $ 82
Other comprehensive income for the six months ended June 30, 1998           106
                                                                           ----
Balance at June 30, 1998                                                   $188
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


RESULTS OF OPERATIONS (quarter and six months ended June 30, 1998, compared to quarter and six months ended June 30, 1997)

REVENUES

        Revenues for the quarter ended June 30, 1998 increased to $73.4 million, compared to $66.4 million in the corresponding 1997 quarter. Product revenues increased $5.0 million, or 7%, over the prior year quarter. Unit sales of the Company's T1/E1 access products, which includes the HiGain product line, increased 35% over the second quarter of 1997. However, due to declines in average selling prices as a result of significant price competition, T1/E1 access revenues remained flat compared to the corresponding 1997 quarter. Revenues from sales of the Company's PG-Flex, PG-Plus and megabit access product lines were nearly five times the 1997 levels. Sales of the Company's PG-2 products were lower than the 1997 levels, as a result of competition and customers switching to PG-Plus products. Sales of the Company's Campus product also declined when compared to the prior year period. The Company had revenue from royalty income and technology licensing fees of $2.1 million during the second quarter of 1998, the result of an agreement entered into during the first quarter of 1998 for licensing of the Company's Falcon chip. Royalty income in the second quarter of 1997 was $16,000.

        Revenues for the six months ended June 30, 1998, increased to $146.0 million compared to $137.1 million for the first six months in 1997. Product revenues increased $5.1 million, or 4%. During the first six months of 1998, unit sales volume of the Company's T1/E1 access products increased 32% over the same period in 1997, but significant declines in average selling prices resulted in lower T1/E1 revenues in 1998. Sales of the Company's PG-Flex, PG-Plus and megabit access product lines in the first half of 1998 were more than five times the sales in the same 1997 period. Sales of the Company's PG-2 and Campus products declined from levels sold during the first half of 1997. Royalty income and technology licensing fees for the first six months of 1998 was $4.0 million, primarily the result of the Falcon chip licensing agreement entered into during the first quarter of 1998. Royalty income in the first half of 1997 was $158,000.

GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income and technology licensing fees, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit increased $4.5 million or 14% and $6.4 million or 9% for the quarter and six months ended June 30, 1998, respectively, as compared with the prior year periods.

        As a percentage of revenues, gross profit was 51% for the quarter and six month period ended June 30, 1998 compared to 49% for the quarter and six month period in 1997. The higher gross profit percentage resulted from an increase in royalty income and technology licensing fees. The Company has been able to maintain its gross product margin despite decreases in average selling prices of its products due to continuing cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increase in volume.

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

OPERATING EXPENSES

        Operating expenses increased $4.9 million, or 31%, for the three months ended June 30, 1998 as compared with the same period in the prior year. For the six month period, operating expenses, excluding merger expenses, increased $11.4 million, or 39%. Costs relating to the addition of personnel represented approximately 46% and 49%, respectively, of these increases. As a percentage of revenues, operating expenses, excluding merger expenses, were 28% in each of the three and six month periods in 1998 compared to 24% and 21% in the respective 1997 periods.

        Research and development expense increased $2.3 million or 30% and $5.7 million or 41%, respectively, for the quarter and six months ended June 30, 1998, as compared with the same periods in the prior year. These increases were primarily due to the addition of personnel including those specific to technology development and costs for developmental tools, supplies, equipment and other costs specific to achieving new product approval. Research and development expense as a percentage of revenues was 13% in both the 1998 quarter and six month period, respectively, compared to 11% and 10% in the corresponding 1997 periods.

        Selling and marketing expense increased $1.6 million or 28% and $4.0 million or 38%, respectively, for the quarter and six months ended June 30, 1998, as compared with the same periods in the prior year. Additional sales and marketing support personnel, and trade show, sales promotion and travel costs primarily accounted for the increase in expenditures. Selling and marketing expense as a percentage of revenues was 10% in the 1998 quarter and six month period, respectively, compared to 9% and 8% in the corresponding 1997 periods.

        General and administrative expense increased $1.0 million or 41% and $1.7 million or 34%, respectively, for the quarter and six months ended June 30, 1998, as compared with the same periods in the prior year. Incremental payroll expenses due to the addition of information management personnel and increases in expenditures for computer software and legal fees represented the majority of these increases. As a percentage of revenues, general and administrative expense was 5% and 4% in the 1998 quarter and six month period, respectively, compared to 4% in the corresponding 1997 periods.

MERGER EXPENSES

        Expenses related to the acquisition of Avidia aggregating approximately $2.6 million were charged against the operations of the Company in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banking fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

INCOME FROM OPERATIONS

        As a result of the above, income from operations for the quarter ended June 30, 1998 decreased slightly to $16.4 million, compared to $16.8 million for the 1997 quarter. Income from operations for the six months ended June 30, 1998 decreased 6% to $33.5 million, compared to $35.8 million for the first half of 1997. As a percentage of revenues, income from operations was 22% and 23%, respectively, for the quarter and six month period in 1998, compared to 25% for the 1997 quarter and 26% for the first six months of 1997. Excluding merger expenses, income from operations for the first six months of 1997 was 28% of revenues.

INTEREST AND OTHER INCOME, NET

        Net interest income increased to $2.1 million and $4.2 million for the three and six months ended June 30, 1998, respectively, from $1.6 million and $2.8 million in the corresponding 1997 periods. These increases resulted primarily from higher average cash levels available for investment and slightly higher investment rates of return. There was no interest expense during the first half of 1998 or 1997.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three and six months ended June 30, 1998, was $6.8 million and $13.7 million, respectively, compared to $6.7 million and $15.5 million, for the three and six months ended June 30, 1997. The Company's estimated effective tax rate for the second quarter and the first six months of 1998 was 37%. The estimated effective tax rate in the second quarter of 1997 was 36%. The Company's effective tax rate for the first six months in 1997 was 40%, due to the non-deductibility of merger expenses. Without the effect of the merger expenses, the Company's estimated effective tax rate was 38% for the first half of 1997.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended June 30, 1998 was $11.8 million compared to $11.7 million in the corresponding 1997 quarter. Net income for the first six months of 1998 was $23.9 million, compared to $23.1 million in the first half of 1997. Excluding merger expenses, net income for the first half of 1997 was $25.7 million.

        Basic earnings per share for the three and six months ended June 30, 1998 were $0.17 per share and $0.34 per share, respectively, compared to $0.17 per share and $0.34 per share for the quarter and first half of 1997. Excluding merger expenses, basic earnings per share for the first half of 1997 were $0.38 per share.

        The weighted average number of common shares outstanding was 70.1 million and 67.8 million for the three months ended June 30, 1998 and 1997, respectively. The weighted average number of common shares outstanding was 69.8 million and 67.4 million for the first half of 1998 and 1997, respectively. This increase in common shares was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan.

        Dilutive earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.16 per share and $0.32 per share, respectively, for the three and six months ended June 30, 1998, compared to $0.16 per share and $0.31 per share for the quarter and first half of 1997. Excluding merger expenses, diliutive earnings per share for the first half of 1997 were $0.34 per share. The weighted average number of common and common equivalent shares outstanding was 75.1 million and 74.7 million for the three months ended June 30, 1998 and 1997, respectively. The weighted average number of common and common equivalent shares outstanding was 75.2 million and 75.1 million for the first half of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1998, the Company had $198.3 million in cash, cash equivalents and short-term investments and $247.8 million in working capital. These figures represent an increase of $21.7 million in cash, cash equivalents and short-term investments and $33.1 million in working capital over the year ended December 31, 1997. These increases were primarily attributable to cash generated from operations of $22.0 million and $3.6 million from the exercise of stock options, offset by capital expenditures of approximately $3.4 million. Accounts receivable decreased to $33.4 million at June 30, 1998, compared to $35.4 million at December 31, 1997. Accounts receivable days outstanding were 42 at June 30, 1998 compared to 43 at December 31, 1997. Gross inventories increased $7.9 million to $58.5 million at June 30, 1998, compared to $50.6 million at December 31, 1997. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased to $17.9 million at June 30, 1998 compared to $20.1 million at December 1997 as a portion of surplus, scrap and returned material inventories were written off. Accounts payable and other current liabilities were $44.8 million at June 30, 1998 compared to $46.9 million at December 31, 1997.

        Capital expenditures during the six month period ended June 30, 1998 were $3.4 million, consisting primarily of purchases of computer equipment and software, machinery and test equipment. Capital expenditures in the first half of 1997 aggregated approximately $7.2 million, primarily related to expenditures for computer equipment, test equipment, initial payments for a manufacturing and material handling system and improvements to the Company's new engineering and production facility adjacent to its Tustin headquarters facility.

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

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.

Item 1. Legal Proceedings

        As previously reported in Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, the U.S. Attorney's office and the Securities and Exchange Commission have been investigating S. Jay Goldinger and Capital Insight, Inc. in connection with their 1995 loss of nearly $100 million of their clients' funds, including $15.8 million of PairGain's funds. The U.S. Attorney and the SEC are also investigating whether PairGain and some of its past and present officers and employees engaged in any wrongdoing with respect to PairGain's investment of its excess cash with Capital Insight, the disclosure of such investments and the disclosure of losses incurred. There were no changes to these matters during the period ended June 30, 1998.

        See Item 1. Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1998 for disclosure regarding Harris Corporation's suit against the Company and others. There were no changes to these matters during the period ended June 30, 1998.

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

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on June 24, 1998, the stockholders:

        o ratified the appointment of one individual to serve on the Board of Directors until the 2000 Annual Meeting;

        o elected two directors to serve on the Board of Directors until the 2001 Annual Meeting;

        o approved a series of amendments to the 1993 Stock Option/Stock Issuance Plan including an automatic share increase feature and changes related to recent amendments to Securities and Exchange Commission Rule 16b-3; and

        o approved the selection of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 1998.

        Results of the voting are shown below:

        TO RATIFY THE APPOINTMENT OF THE FOLLOWING DIRECTOR TO SERVE FOR A TERM OF TWO YEARS:

                                  Votes For          Votes Withheld
                                  ----------         --------------
        Howard G. Bubb            44,807,254           1,190,901

        TO ELECT THE FOLLOWING DIRECTORS TO SERVE FOR A TERM OF THREE YEARS:

                                  Votes For          Votes Withheld
                                  ----------         --------------
        Benedict A. Itri          44,810,098           1,188,057
        B. Allen Lay              44,784,582           1,213,573

        TO APPROVE THE AMENDMENTS TO THE 1993 STOCK OPTION/STOCK ISSUANCE PLAN:

           For               Against               Abstain
        ----------          ----------             -------
        33,354,629          12,188,977             454,549

        TO APPROVE THE SELECTION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITOR FOR THE FISCAL YEAR ENDING DECEMBER 1998:

           For                Against              Abstain
        ----------           ----------            -------
        45,786,761             101,870             109,524

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





                                               PairGain Technologies, Inc.
                                       -----------------------------------------
                                                      (Registrant)



           Date:       August 11, 1998          /s/ Charles W. McBrayer
                       --------------- -----------------------------------------
                                                    Charles W. McBrayer
                                                   Senior Vice President,
                                          Chief Financial Officer and Secretary
                                               (Principal Financial Officer)



           Date:       August 11, 1998            /s/ Robert R. Price
                       ---------------  ----------------------------------------
                                                      Robert R. Price
                                         Vice President and Corporate Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

27.1 Financial Data Schedule