Form 10-Q
period 1998-09-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1998-11-13
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1998


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

THERE WERE 70,779,904 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON SEPTEMBER 30, 1998.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                              PAGE
                                                                              ----
Part I.      Financial Information

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at September 30,
               1998 and December 31, 1997                                       3

             Condensed Consolidated Statements of Income for the quarters
               and nine months ended September 30, 1998 and 1997                4

             Condensed Consolidated Statements of Comprehensive Income
               for the quarters and nine months ended September 30, 1998
               and 1997                                                         5

             Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1998 and 1997            6

             Notes to Condensed Consolidated Financial Statements               7

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       18

Part II.     Other Information

    Item 1.  Legal Proceedings                                                 26

    Item 2.  Changes in Securities                                             26

    Item 3.  Defaults upon Senior Securities                                   26

    Item 4.  Submission of Matters to a Vote of Security Holders               26

    Item 5.  Other Information                                                 26

    Item 6.  Exhibits and Reports on Form 8-K                                  26

Signatures                                                                     27

                                PART I: ITEM 1.
                             FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                   1998          1997
                                                               -------------  ------------
                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                                      $ 118,141    $ 111,602
  Short-term investments (Note 4)                                  102,835       64,983
  Accounts receivable                                               28,709       35,429
  Inventories (Note 5)                                              37,337       30,538
  Other current assets and deferred taxes                           20,735       19,074
                                                                 ---------    ---------
TOTAL CURRENT ASSETS                                               307,757      261,626
Property and equipment, net (Note 6)                                17,692       17,423
Long-term investment (Note 7)                                        3,000        3,000
Other assets                                                           369          370
                                                                 ---------    ---------
TOTAL ASSETS                                                     $ 328,818    $ 282,419
                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                         $   6,562    $   8,527
  Accrued expenses (Note 9)                                         24,093       21,702
  Accrued income taxes                                              16,388       16,673
                                                                 ---------    ---------
TOTAL CURRENT LIABILITIES                                           47,043       46,902

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares - 2,000,000
   Issued and outstanding shares - None                                 --           --
  Common stock, $.0005 par value:
   Authorized shares - 175,000,000
   Issued and outstanding shares - 70,779,904 and 69,023,713
     at September 30, 1998 and December 31, 1997, respectively          35           34
  Additional paid-in capital                                       156,259      146,277
  Deferred compensation                                               (103)        (161)
  Accumulated other comprehensive income (Note 10)                     399           82
  Retained earnings                                                125,185       89,285
                                                                 ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                         281,775      235,517
                                                                 ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 328,818    $ 282,419
                                                                 =========    =========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                         ----------------------      ----------------------
                                           1998          1997          1998          1997
                                         --------      --------      --------      --------
REVENUES                                 $ 76,386      $ 70,697      $222,421      $207,815
Cost of revenues                           39,520        35,772       111,387       105,135
                                         --------      --------      --------      --------
Gross profit                               36,866        34,925       111,034       102,680
                                         --------      --------      --------      --------
Operating expenses:
  Research and development                  9,244         8,694        28,602        22,387
  Selling and marketing                     7,404         5,868        22,193        16,609
  General and administrative                3,416         2,778         9,970         7,680
  Merger expenses                              --            --            --         2,642
                                         --------      --------      --------      --------
Total operating expenses                   20,064        17,340        60,765        49,318
                                         --------      --------      --------      --------

INCOME FROM OPERATIONS                     16,802        17,585        50,269        53,362
Interest and other income, net              2,075         1,321         6,267         4,156
                                         --------      --------      --------      --------
Income before income taxes                 18,877        18,906        56,536        57,518
Provision for income taxes (Note 1)         6,891         7,109        20,636        22,627
                                         --------      --------      --------      --------
NET INCOME                               $ 11,986      $ 11,797      $ 35,900      $ 34,891
                                         ========      ========      ========      ========
Per Share Data (Note 1):
  Earnings per share
     Basic                               $   0.17      $   0.17      $   0.51      $   0.52
                                         ========      ========      ========      ========
     Diluted                             $   0.16      $   0.16      $   0.48      $   0.46
                                         ========      ========      ========      ========
  Average shares outstanding
     Basic                                 70,589        68,387        70,084        67,697
                                         ========      ========      ========      ========
     Diluted                               74,632        75,165        74,982        75,147
                                         ========      ========      ========      ========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                               --------------------      --------------------
                                                1998         1997         1998         1997
                                               -------      -------      -------      -------
Net income                                     $11,986      $11,797      $35,900      $34,891
                                               -------      -------      -------      -------
Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising
      during period                                211           69          317          168
    Less:  reclassification adjustment for
      gains included in net income                  --           --           --           --
                                               -------      -------      -------      -------
  Net unrealized gains                             211           69          317          168
                                               -------      -------      -------      -------
Other comprehensive income (Note 10)               211           69          317          168
                                               -------      -------      -------      -------
Comprehensive income                           $12,197      $11,866      $36,217      $35,059
                                               =======      =======      =======      =======

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               -------------------------
                                                                  1998            1997
                                                               ---------       ---------
Cash flows from operating activities:
Net income                                                     $  35,900       $  34,891
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                   7,362           5,343
   Loss on sale of equipment                                          73              --
   Valuation adjustment for impairment to long-term asset             --             544
Change in operating assets and liabilities:
   Accounts receivable                                             6,720          (8,556)
   Inventories                                                    (6,799)           (303)
   Other current assets                                           (1,844)           (365)
   Other assets                                                       79            (100)
   Accounts payable                                               (1,965)          3,945
   Accrued expenses                                                2,450           6,364
   Income taxes                                                    4,928          13,110
                                                               ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         46,904          54,873
                                                               ---------       ---------
Cash flows from investing activities:
Net (purchases of) proceeds from short-term investments          (38,406)          6,870
Purchases of property and equipment                               (6,729)        (10,854)
                                                               ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                            (45,135)         (3,984)
                                                               ---------       ---------
Cash flows from financing activities:
Proceeds from issuance of common stock                             4,770           7,199
                                                               ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          4,770           7,199
                                                               ---------       ---------
Increase in cash and cash equivalents                              6,539          58,088
Cash and cash equivalents at beginning of period                 111,602          48,416
                                                               ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 118,141       $ 106,504
                                                               =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                              $  18,194       $  10,469
                                                               =========       =========
Income tax refunds                                             $   2,508       $     950
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

INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1998, and consolidated results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 1998 and September 30, 1997. Results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of results to be expected for the full year ending December 31, 1998.

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

                           PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)

TRANSLATION OF FOREIGN CURRENCIES

        Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The functional currency of the Company's Canadian and Swiss subsidiaries is the U.S. dollar. Therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in the nine months ended September 30, 1998 or the year ended December 31, 1997.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1998 and December 31, 1997. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

COMPREHENSIVE INCOME

        Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has included Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 1998 and 1997. See Note 10 for further discussion.

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

        EPS for the quarter and nine months ended September 30, 1997 have been restated to reflect the adoption of SFAS No. 128.

                         PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)

        The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -----------------------       -----------------------
                                                       1998           1997           1998          1997
                                                     --------       --------       --------       --------
Net income                                           $ 11,986       $ 11,797       $ 35,900       $ 34,891
                                                     ========       ========       ========       ========
Basic earnings per common share:
  Weighted average of common shares outstanding        70,589         68,387         70,084         67,697
                                                     ========       ========       ========       ========
  Basic earnings per common share                    $   0.17       $   0.17       $   0.51       $   0.52
                                                     ========       ========       ========       ========
Diluted earnings per common share:
  Weighted average of common shares outstanding        70,589         68,387         70,084         67,697
  Weighted average of common share equivalents:
    Weighted average warrants outstanding                  20             40             28             69
    Weighted average options outstanding               10,725         11,799         10,983         11,969
    Anti-dilutive options                              (4,197)        (1,640)        (2,853)        (1,132)
    Shares assumed to be repurchased using the
      treasury stock method                            (1,814)        (2,324)        (2,446)        (2,261)
    Shares assumed to be repurchased to reflect
      the effects of tax benefits                        (691)        (1,097)          (814)        (1,195)
                                                     --------       --------       --------       --------
  Weighted average number of common and common
   equivalent shares                                   74,632         75,165         74,982         75,147
                                                     ========       ========       ========       ========
Diluted earnings per common share                    $   0.16       $   0.16       $   0.48       $   0.46
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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not invest in derivative investments nor does it engage in hedging activity.

STATEMENT OF CASH FLOWS

        The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $5.2 million and $14.5 million during the nine months ended September 30, 1998 and 1997, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

2.  ACQUISITION OF AVIDIA

        On February 27, 1997, the Company acquired Avidia pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") among Avidia and others, with Avidia surviving as a wholly-owned subsidiary of the Company (the "Acquisition") in a transaction accounted for as a pooling-of-interests. Pursuant to the Merger Agreement, the Company issued approximately 2,235,637 shares of PairGain Common Stock to Avidia stockholders in exchange for all outstanding Avidia Common Stock and Preferred Stock and vested warrants to purchase Avidia Common Stock. In addition, outstanding options and unvested warrants to purchase Avidia Common Stock were exchanged for options and warrants to purchase approximately 232,521 and 131,168 shares, respectively, of the Company's Common Stock.

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

        Revenues from HiGain products represented approximately 61% and 71% of the Company's total revenues for the nine months ended September 30, 1998 and 1997, respectively. A decline in demand for HiGain products, whether as a result of competition, deployment of fiber cable, technological change or otherwise, could have a material adverse effect on the Company's operating results.

        Export sales represented 20% and 14% of product revenue during the three months ended September 30, 1998 and 1997, respectively. During the first nine months of 1998 and 1997, export sales represented 20% and 17% of product revenues, respectively. Product sales by geographical region are summarized as follows:

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    1998          1997          1998          1997
                                                  --------      --------      --------      --------
                                                                    (IN THOUSANDS)
United States                                     $ 60,082      $ 61,085      $173,138      $172,052
Canada                                               6,308         2,949        17,919        17,230
Other international                                  8,396         6,663        25,741        18,375
                                                  --------      --------      --------      --------
Total product revenues                              74,786        70,697       216,798       207,657
Royalty income and technology licensing fees         1,600            --         5,623           158
                                                  --------      --------      --------      --------
Total revenues                                    $ 76,386      $ 70,697      $222,421      $207,815
                                                  ========      ========      ========      ========

                         PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)

4.  SHORT-TERM INVESTMENTS

        Short-term investments as of September 30, 1998 and December 31, 1997 are summarized as follows:

                                                   GROSS          GROSS
                                                 UNREALIZED     UNREALIZED
                                      COST         GAINS          LOSSES        FAIR VALUE
                                    --------     ----------     ----------      -----------
                                                      (IN THOUSANDS)
SEPTEMBER 30, 1998
  Municipal bonds                   $100,046      $    465       $      --       $100,511
  Other short-term investments         2,161           163              --          2,324
                                    --------      --------       ---------       --------
                                    $102,207      $    628       $      --       $102,835
                                    ========      ========       =========       ========

DECEMBER 31, 1997
  Municipal bonds                   $ 62,695      $    140       $      --       $ 62,835
  Other short-term investments         2,160            --             (12)         2,148
                                    --------      --------       ---------       --------
                                    $ 64,855      $    140       $     (12)      $ 64,983
                                    ========      ========       =========       ========

        There were no realized gains or losses on short-term investments during the nine months ended September 30, 1998 and 1997. Unrealized holding gains on short-term investments, net of tax, included in accumulated other comprehensive income in stockholders' equity at September 30, 1998 and December 31, 1997 were $399,000 and $82,000, respectively.

5.  INVENTORIES

        Inventories consist of the following:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1998           1997
                                               ------------    ----------
                                                     (IN THOUSANDS)
        Finished goods                           $17,281        $14,119
        Work in process                            4,111          6,982
        Raw materials                             15,945          9,437
                                                 -------        -------
                                                 $37,337        $30,538
                                                 =======        =======

                         PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)

6.  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1998           1997
                                                  ------------    ------------
                                                        (IN THOUSANDS)
Machinery and equipment                             $ 34,519       $ 28,555
Leasehold improvements                                 3,933          3,444
                                                    --------       --------
                                                      38,452         31,999
Less accumulated depreciation and amortization       (20,760)       (14,576)
                                                    --------       --------
                                                    $ 17,692       $ 17,423
                                                    ========       ========

        Included in machinery and equipment is approximately $800,000 in software capitalized under the provisions of AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, however, earlier adoption is encouraged.

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

8.  BANK LINE OF CREDIT

        The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5,000,000, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.5% at September 30, 1998). At September 30, 1998 and December 31, 1997, the Company had no outstanding borrowings under this line of credit. The debt agreement contains certain financial and other covenants. The Company was in compliance with the financial and other covenants at September 30, 1998 and December 31, 1997. The agreement expires May 1, 1999.

                         PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)

9.  ACCRUED EXPENSES

        Accrued expenses consist of the following:


                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1998            1997
                                                  -------------    ------------
                                                        (IN THOUSANDS)
    Accrued compensation and related expenses        $ 9,507         $ 8,836
    Accrued warranty                                   8,685           9,161
    Other accrued expenses                             5,901           3,705
                                                     -------         -------
                                                     $24,093         $21,702
                                                     =======         =======

10.  OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The gross amount and related tax effects allocated to each component of other comprehensive income consist of:

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------------------------------------------------
                                             1998                                  1997
                             ------------------------------------- ------------------------------------
                             GROSS AMOUNT  INCOME TAX  NET AMOUNT  GROSS AMOUNT  INCOME TAX  NET AMOUNT
                             ------------  ----------  ----------  ------------  ----------  ----------
                                                           (IN THOUSANDS)
Unrealized holding gains
  arising during period         $ 332        $ 121       $ 211        $ 107        $  38       $  69
Less: reclassification
  adjustment for gains             --           --          --           --           --          --
  realized in net income
                                -----        -----       -----        -----        -----       -----
Net unrealized gains              332          121         211          107           38          69
                                -----        -----       -----        -----        -----       -----
Other comprehensive income      $ 332        $ 121       $ 211        $ 107        $  38       $  69
                                =====        =====       =====        =====        =====       =====

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------------------------------------------------
                                             1998                                  1997
                             ------------------------------------- ------------------------------------
                             GROSS AMOUNT  INCOME TAX  NET AMOUNT  GROSS AMOUNT  INCOME TAX  NET AMOUNT
                             ------------  ----------  ----------  ------------  ----------  ----------
                                                           (IN THOUSANDS)
Unrealized holding gains
  arising during period         $ 500       $ 183       $ 317        $ 272        $ 104       $ 168
Less:  reclassification
  adjustment for gains             --          --          --           --           --          --
  realized in net income
                                -----       -----       -----        -----        -----       -----
Net unrealized gains              500         183         317          272          104         168
                                -----       -----       -----        -----        -----       -----
Other comprehensive income      $ 500       $ 183       $ 317        $ 272        $ 104       $ 168
                                =====       =====       =====        =====        =====       =====

                         PAIRGAIN TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)

        The sole component of accumulated other comprehensive income at September 30, 1998 and December 31, 1997 was unrealized gains on securities.

                                                             (IN THOUSANDS)
                                                             --------------
    Balance at December 31, 1997                                $   82
    Other comprehensive income for the nine months
      ended September 30, 1998                                     317
                                                                ------
    Balance at September 30, 1998                               $  399
                                                                ======

11.  SUBSEQUENT EVENT

        On October 14, 1998 the Company announced that its Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of the Company's outstanding common shares. See further discussion under "Liquidity and Capital Resources" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report.

                                PART I: ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                          PAIRGAIN TECHNOLOGIES, INC.

        The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the private securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the Company's Form 10-K/A for the year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

        The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its 1997 Form 10-K/A, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

RESULTS OF OPERATIONS

        (quarter and nine months ended September 30, 1998, compared to quarter and nine months ended September 30, 1997)

REVENUES

        Revenues for the quarter ended September 30, 1998 increased to $76.4 million, compared to $70.7 million in the corresponding 1997 quarter. Product revenues increased $4.1 million, or 6%, over the prior year quarter. Unit sales of the Company's T1/E1 access products, which includes the HiGain product line, increased 36% over the third quarter of 1997. However, due to declines in average selling prices as a result of significant price competition, T1/E1 access revenues were essentially flat compared to the corresponding 1997 quarter. Revenues from sales of the Company's PG-Flex, PG-Plus and megabit access product lines were more than double the 1997 levels. Sales of the Company's PG-2 products decreased 23% from the 1997 levels, as a result of competition and customers switching to PG-Plus products. Sales of the Company's Campus product also declined when compared to the prior year period. The Company had revenue from royalty income and technology licensing fees of $1.6 million during the third quarter of 1998, as a result of an agreement entered into during the first quarter of 1998 for licensing of the Company's Falcon chip. There was no royalty income in the third quarter of 1997.

        Revenues for the nine months ended September 30, 1998, increased to $222.4 million compared to $207.8 million for the first nine months in 1997. Product revenues increased $9.1 million, or 4%. During the first nine months of 1998, unit sales volume of the Company's T1/E1 access products increased 33% over the same period in 1997, but significant declines in average selling prices resulted in 4% lower T1/E1 revenues in 1998. Sales of the Company's PG-Flex, PG-Plus and megabit access product lines in the first nine months of 1998 were more than three-and-a-half times the sales in the first nine months of 1997. Sales of the Company's PG-2 and Campus products declined 33% from levels sold during the first nine months of 1997. Royalty income and technology licensing fees for the first nine months of 1998 were $5.6 million, primarily the result of the Falcon chip licensing agreement entered into during the first quarter of 1998. Royalty income in the first nine months of 1997 was $158,000.

        Subsequent to September 30, 1998, a large customer awarded a primary source HDSL contract to one of the Company's competitors. The Company previously supplied the dominant share of HDSL product to this account. The Company expects there will be a decline in HDSL revenue sold to this account, although the amount of the decline is not known. This decline could have a material adverse effect on the Company's future operating results.

GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income and technology licensing fees, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit increased $1.9 million or 6% and $8.4 million or 8% for the quarter and nine months ended September 30, 1998, respectively, as compared with the prior year periods.

        As a percentage of revenues, gross profit was 48% for the quarter ended September 30, 1998 compared to 49% for the same 1997 quarter. The decline in the gross profit for the 1998 quarter was due to lower average selling prices, which resulted from significant price competition that has been ongoing for the past several quarters. Gross profit was 50% and 49% of revenues for the nine month periods ended September 30, 1998 and 1997, respectively. The higher gross profit percentage for the 1998 period resulted from an increase in royalty income and technology licensing fees over the prior year.

        The Company expects that increased competition will continue to place downward pressure on the average selling prices of its existing products. The Company continues to place emphasis on continuing cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increase in volume to offset declining average selling prices of its products. However, if the Company is unable to fully offset reductions to its average selling prices by reductions in the unit costs, gross product margins on the Company's existing products could be adversely affected. The Company's ability to mitigate future declines in its gross product margin will depend in part upon its ability to introduce and sell new products with higher gross product margins and further reduce its per unit costs.

OPERATING EXPENSES

        Operating expenses increased $2.7 million, or 16%, for the three months ended September 30, 1998 as compared with the same 1997 quarter. For the nine month period ended September 30, 1998, operating expenses, excluding merger expenses, increased $14.1 million, or 30%. Costs relating to personnel represented approximately 54% of the increases for the quarter and 49% of the increases for the nine month period. As a percentage of revenues, operating expenses, excluding merger expenses, were 26% and 27% in the three and nine month periods in 1998 compared to 25% and 22% in the respective 1997 periods.

        Research and development expense increased $550,000 or 6% and $6.2 million or 28%, respectively, for the quarter and nine months ended September 30, 1998, as compared with the same periods in the prior year. These increases were primarily related to the addition of personnel, outside development consulting fees and costs for developmental tools, supplies, equipment and other costs specific to achieving new product approval, but were partially offset by reimbursement for development services sold to outside parties. Research and development expense as a percentage of revenues was 12% for the 1998 quarter and 13% for the first nine months of 1998, compared to 12% and 11% in the corresponding 1997 periods.

        Selling and marketing expense increased $1.5 million or 26% and $5.6 million or 34%, respectively, for the quarter and nine months ended September 30, 1998, as compared with the same periods in the prior year. Additional sales and marketing support personnel, and advertising, trade show, sales promotion and travel costs primarily accounted for the increase in expenditures. Selling and marketing expense as a percentage of revenues was 10% in each of the quarter and nine month period ended September 30, 1998, respectively, compared to 8% in each of the corresponding 1997 periods.

        General and administrative expense increased $638,000 or 23% and $2.3 million or 30%, respectively, for the quarter and nine months ended September 30, 1998, as compared with the same periods in the prior year. Incremental payroll expenses, fees for outside services related to the upgrade of the Company's software systems, and increases in expenditures for computer software and equipment repair and maintenance and legal fees represented the majority of these increases. As a percentage of revenues, general and administrative expense was 4% in each of the 1998 and 1997 quarter and nine month periods.

MERGER EXPENSES

        Expenses related to the acquisition of Avidia aggregating approximately $2.6 million were charged against the operations of the Company in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banking fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

INCOME FROM OPERATIONS

        As a result of the above, income from operations for the quarter ended September 30, 1998 decreased 4% to $16.8 million, compared to $17.6 million for the 1997 quarter. Income from operations for the nine months ended September 30, 1998 decreased $3.1 million, or 6%, to $50.3 million, compared to $53.4 million for the first nine months of 1997. As a percentage of revenues, income from operations was 22% and 23%, respectively, for the quarter and nine month period ended September 30, 1998, compared to 25% for the corresponding 1997 quarter and 26% for the first nine months of 1997. Excluding merger expenses, income from operations for the first nine months of 1997 was 22% of revenues.

INTEREST AND OTHER INCOME, NET

        Net interest income increased to $2.1 million and $6.3 million for the three and nine months ended September 30, 1998, respectively, from $1.3 million and $4.2 million in the corresponding 1997 periods. These increases resulted primarily from higher average cash levels available for investment. There was no interest expense during the first nine months of 1998 or 1997.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three and nine months ended September 30, 1998, was $6.9 million and $20.6 million, respectively, compared to $7.1 million and $22.6 million, for the three and nine months ended September 30, 1997. The Company's estimated effective tax rate for the third quarter and the first nine months of 1998 was 37%. The estimated effective tax rate in the third quarter of 1997 was 38%. The Company's effective tax rate for the first nine months in 1997 was 39%, due to the non-deductibility of merger expenses. Without the effect of the merger expenses, the Company's estimated effective tax rate was 38% for the first nine months of 1997.

NET INCOME AND EARNINGS PER SHARE

        Net income for the three months ended September 30, 1998 was $12.0 million compared to $11.8 million in the corresponding 1997 quarter. Net income for the first nine months of 1998 was $35.9 million, compared to $34.9 million in the same of 1997 period. Excluding merger expenses, net income for the first nine months of 1997 was $37.5 million.

        Basic earnings per share for the three and nine months ended September 30, 1998 were $0.17 per share and $0.51 per share, respectively, compared to $0.17 per share and $0.52 per share for the quarter and first nine months of 1997. Excluding merger expenses, basic earnings per share for the first nine months of 1997 were $0.55 per share.

        The weighted average number of common shares outstanding was 70.6 million and 68.4 million for the three months ended September 30, 1998 and 1997, respectively. The weighted average number of common shares outstanding was 70.1 million and 67.7 million for the first nine months of 1998 and 1997, respectively. This increase in common shares was attributable to the exercise of stock options and warrants and the issuance of shares under the Company's Employee Stock Purchase Plan.

        Dilutive earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.16 per share and $0.48 per share, respectively, for the three and nine months ended September 30, 1998, compared to $0.16 per share and $0.46 per share for the quarter and first nine months of 1997. Excluding merger expenses, dilutive earnings per share for the first nine months of 1997 were $0.50 per share. The weighted average number of common and common equivalent shares outstanding was 74.6 million and 75.2 million for the three months ended September 30, 1998 and 1997, respectively. The weighted average number of common and common equivalent shares outstanding was 75.0 million and 75.1 million for the first nine months of 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company had $221.0 million in cash, cash equivalents and short-term investments and $260.7 million in working capital. These figures represent an increase of $44.4 million in cash, cash equivalents and short-term investments and $46.0 million in working capital over the year ended December 31, 1997. These increases were primarily attributable to cash generated from operations of $46.9 million and $4.8 million from the exercise of stock options, offset by capital expenditures of approximately $6.7 million. Accounts receivable decreased to $28.7 million at September 30, 1998, compared to $35.4 million at December 31, 1997. Accounts receivable days outstanding improved to 34 at September 30, 1998 compared to 43 at December 31, 1997. Gross inventories increased $4.3 million to $54.9 million at September 30, 1998, compared to $50.6 million at December 31, 1997. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased to $17.6 million at September 30, 1998 compared to $20.1 million at December 1997 as a portion of surplus, scrap and returned material inventories were written off. Accounts payable and other current liabilities were $47.0 million at September 30, 1998 compared to $46.9 million at December 31, 1997.

        Capital expenditures during the nine month period ended September 30, 1998 were $6.7 million, consisting primarily of purchases of computer equipment and software, machinery, and test equipment, and leasehold improvements related to the Company's new data center located next door to its Tustin headquarters. Capital expenditures during the first nine months of 1997 aggregated approximately $10.9 million, primarily related to expenditures for computer equipment and test equipment, payments for a manufacturing and material handling system and improvements to the Company's engineering and production facility adjacent to its Tustin headquarters facility.

        On October 14, 1998 the Company announced that its Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of the Company's outstanding common shares. The Company intends to use its current cash for any repurchase of shares under this plan.

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

YEAR 2000 READINESS DISCLOSURE

        Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000 Issue"). The potential costs and uncertainties associated with the Year 2000 Issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, creditors and suppliers.

        The following discussion addresses the manner in which the Year 2000 Issue affects PairGain, including: the Company's state of readiness; the costs to address the Company's Year 2000 issues; the risks of the Company's Year 2000 issues; and the Company's contingency plans.

    The Company's State of Readiness

        In determining the Company's state of readiness regarding the Year 2000 Issue, management is assessing the compliance in the following areas: the Company's products, the Company's internal systems and the readiness of the Company's key suppliers and major customers.

        The Company has implemented a Year 2000 Project (the "Project") to address and correct Year 2000 compliance issues with regards to its operating systems and the readiness of its suppliers and customers. The Project is administered by a Steering Committee which includes senior representatives from operations, engineering, finance, information management and independent outside consultants. The Project is composed of five phases:

         o Awareness;
         o Inventory and Assessment;
         o Replacement and Upgrade;
         o Testing and Validation; and
         o Implementation and Post-Implementation.

        The AWARENESS phase is intended to ensure that the Company's senior management, Board of Directors, associates and customers are aware of the Year 2000 Issue and the possible problems it may cause. Initial contact has been completed, and communication will continue throughout the span of the Project and beyond December 31, 1999 to ensure successful business operation after the Year 2000.

        The INVENTORY AND ASSESSMENT phase of the Project will assess the readiness of all computer hardware and software that the Company, including all its departments, business partners, properties and interfaces to vendors, uses in all aspects of its business operations. This includes, but is not limited to, information technology systems and non-information technology systems (which may include embedded technology such as microcontrollers) as follows:


           Information Technology Systems                       Non-Information Technology Systems
   -----------------------------------------------      --------------------------------------------------
   o Personal computer hardware, software and           o Alarms
     applications                                       o Access systems and door locks
   o Local Area Networks hardware, software and         o Building systems including elevators, HVAC,
     applications                                         life safety systems, public utilities and others
   o Mainframe hardware, software and applications      o Facsimile and photocopy machines
   o Telephone systems

        Inventory of the Company's internal systems has been completed. An assessment of the readiness of the external entities with which the Company interfaces such as vendors, customers, payment systems and others is ongoing. The Company has established a target date of February 28, 1999 for completion of this task. The Company's major customers have disclosed their intent to be Year 2000 compliant by December 31, 1999 in recent SEC filings and on public websites. The Company continues to have formal communications with all of its significant suppliers and large customers to determine the extent, if any, to which PairGain is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. There can be no guarantee that the Company's systems or the systems of other companies will be compliant in a timely manner. The Company is aggressively seeking resolution to those situations which might carry a material impact and might adversely affect the Company.

        During the REPLACEMENT AND UPGRADE phase of the Project the Company's internal software and systems that are not Year 2000 compliant will be repaired or replaced. In addition, vendor monitoring will be performed to ensure and oversee efforts made by vendors regarding Year 2000 compliance. This phase is expected to be completed by July 1, 1999.

        During the TESTING AND VALIDATION phase, a standard test methodology will be used to ensure that all components correctly handle the century date changes and that those changes do not adversely impact current functionality and operation of the components. The target date for completion of the initial testing and validation of components has been set for May 1, 1999. Testing and validation of these systems will continue through the end of 1999 to ensure successful business operations.

        IMPLEMENTATION of the Project is expected to be completed by July 31, 1999. Post-implementation, including continued monitoring and communication, will continue through March 31, 2000 to ensure successful operation of the Company after January 1, 2000.

    The Costs to Address the Company's Year 2000 Issues

        The Company is utilizing both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company has budgeted approximately $1.1 million for activities specific to the Year 2000 compliance of its information systems. An additional $5.0 million has been budgeted for various other upgrades to software and hardware related to operational functionality which will also make those systems Year 2000 compliant. These budgeted amounts are expected to be spent during 1998 and 1999. Purchased hardware and software will be capitalized in accordance with the Company's standard capitalization policy. Personnel and all other costs related to the project are being expensed as incurred. As of September 30, 1998 the Company had spent approximately $2.0 million of these budgeted amounts. These costs are being funded through operating cash flows.

    The Risks of the Company's Year 2000 Issues

        The Company has placed great importance on its Year 2000 Project and anticipates that its systems will be Year 2000 compliant before the end of 1999. In addition to the Year 2000 compliance issues the Company faces with respect to its own systems, the Company faces risks that vendors' and/or customers' systems, which are not directly under the Company's control, may not become compliant prior to January 1, 2000. In addition, if certain public infrastructure interruptions in areas such as utilities (electricity, water or telephone), transportation, banking or government, result in disruption of service to the Company, the Company's operations at individual facilities could be impacted for the duration of the disruption.

        As companies shift their information technology budgets toward Year 2000 compliance requirements, it is possible that a reduction in spending for telecommunications equipment could occur in 1999. Since the Company markets its products principally to telephone companies in the United States and Canada, a reduction in telecommunications equipment spending could reduce the Company's revenues and have a material adverse effect on the Company's financial condition and results of operations.

    The Company's Contingency Plans

        Assuming no major public infrastructure service disruption occurs, the Company believes that it will be able to manage its Year 2000 transition without a material effect on the Company's results of operations or financial condition. The Company has not yet completed contingency plans in the event that a disruption in the public infrastructure does occur.

        The above is based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue.

                                   PART II

                              OTHER INFORMATION


                         PAIRGAIN TECHNOLOGIES, INC.

Item 1. Legal Proceedings

        As previously reported in Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, the U.S. Attorney's office and the Securities and Exchange Commission have been investigating S. Jay Goldinger and Capital Insight, Inc. in connection with their 1995 loss of nearly $100 million of their clients' funds, including $15.8 million of PairGain's funds. The U.S. Attorney and the SEC are also investigating whether PairGain and some of its past and present officers and employees engaged in any wrongdoing with respect to PairGain's investment of its excess cash with Capital Insight, the disclosure of such investments and the disclosure of losses incurred. There were no changes to these matters during the period ended September 30, 1998.

        See Item 1. Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1998 for disclosure regarding Harris Corporation's suit against the Company and others. There were no changes to these matters during the period ended September 30, 1998.

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

            27.1 --  Financial Data Schedule

        (B) Reports on Form 8-K

            None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.


                                               PairGain Technologies, Inc.
                                         ---------------------------------------
                                                      (Registrant)


        Date: November 13, 1998                 /s/ Charles W. McBrayer
              -----------------          ---------------------------------------
                                                   Charles W. McBrayer
                                                 Senior Vice President,
                                          Chief Financial Officer and Secretary
                                               (Principal Financial Officer)



        Date: November 13, 1998                  /s/ Robert R. Price
              -----------------          ---------------------------------------
                                                    Robert R. Price
                                         Vice President and Corporate Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 27.1           Financial Data Schedule