Form 10-K
period 1998-12-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1999-03-31
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

        Based on the closing sale price on The Nasdaq Stock MarketSM on February 26, 1999, the aggregated market value of the voting stock held by non affiliates of the registrant was $593,718,000. The number of shares outstanding of the registrant's Common Stock, $.0005 par value, was 70,383,545 on February 26, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on June 16, 1999, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

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

ASYMMETRIC DIGITAL SUBSCRIBER LINE (ADSL)--A method of transmitting at speeds of approximately 8 Mbps in one direction over a single copper telephone line and at speeds of approximately 1 Mbps in the other direction.

ANSI T1.403--The performance-monitoring, data-link and network-interface requirements for ESF CSUs as defined by the Exchange Carriers Standards Association. T1.403 specifies automatic performance reports transmitted to the network once per second via the data link. (In an E1 environment, Performance Monitor is the equivalent of T1.403).

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

CLEC--A Competitive Local Exchange Carrier. Provides competitive local access services to Local Exchange Carrier (LEC) or Incumbent LEC (ILEC).

CONCENTRATOR--Device that serves as a wiring hub in star-topology network. Sometimes refers to a device containing multiple modules of network equipment.

COPPEROPTICS--A PairGain trademark referring to the functionality of the our xDSL technology. In essence, with PairGain xDSL products, users can achieve fiber optic-quality signal transmission over copper cable.

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

DIGITAL SUBSCRIBER LINE ACCESS MULTIPLEXER (DSLAM)--Delivers high-speed Internet access, voice and video with a frame-switching network.

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

                                GLOSSARY OF TERMS
                                    CONTINUED

E3--The highest transmission rate generally available in the European digital infrastructure (34 Mbps).

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

G.992.2 SPLITTERLESS ASYMMETRICAL DIGITAL SUBSCRIBER LINE TRANSFERS (G.LITE)--International standard adopted by the International Telecommunications Union as a splitterless version of the ANSI standard T1.413 "full-rate" ADSL.

GIGABITS PER SECOND (GBPS)--1,000,000,000 (one billion) bits per second. A measure of transmission speed.

HIGH-BIT-RATE DIGITAL SUBSCRIBER LINE (HDSL)--Designed to be a cost-effective method of delivering T1/E1 line speeds over unconditioned copper cable, without the use of repeaters.

HDSL2--Second generation HDSL designed to deliver full T1 performance over a single twisted pair cable, with the same reach, robustness and spectral compatibility of two-pair HDSL technology. HDSL2 is also designed with an interoperability standard.

INTEGRATED ACCESS CONCENTRATOR--Telecommunications platform that combines multiple technologies in order to support voice, data and video transmission from a single entity. This enables service providers to offer a wider variety of services as a lower cost while maintaining profitability.

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

                                GLOSSARY OF TERMS
                                    CONTINUED

INTERFACE--(1) The point at which two systems or pieces of equipment are connected. (2) A connection between two systems or devices. A shared boundary defined by common physical interconnection characteristics, signal characteristics and meaning of interchange signals.

ISP--Internet Service Provider

INTRANET--A private network that uses Internet software and standards.

KILOBITS PER SECOND (KBPS)--1,000 bits per second. A measure of transmission speed.

LAST MILE--A reference to the local loop, the distance between a local telco wire center and the subscriber, a distance of about 0 to 3 miles (0 to 4 kilometers).

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

PACKET SWITCHED NETWORK--A network in which data is transmitted in units called packets. The packets can be routed individually over the best available network connection and reassembled to form a complete message at the destination.

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

                                GLOSSARY OF TERMS
                                    CONTINUED


RADSL--Rate-Adaptive DSL. A simple extension of ADSL to encompass a wide variety of data rates depending on the line's transmission capability. Rate adaption can be achieved via CAP or DMT ADSL.

REGIONAL BELL OPERATING COMPANIES (RBOCS) --The local exchange carrier telephone companies created after AT&T divestiture and subsequent mergers; presently, there are five: Bell Atlantic, BellSouth, Ameritech, SBC Communications and U S WEST.

REMOTE LAN ACCESS--A data communications such as a corporate or campus environment in which the computer networks can be accessed remotely via public telecommunications networks.

REPEATER--An electronic device used to regenerate digital signals and restore signal quality across a certain distance of cable.

SDSL--Symmetric, single-pair 2B1Q-based xDSL.

S-HDSL--Single-pair transmission using HDSL technology, normally 2B1Q.

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

T3--Digital transmission facility operating at 45 Mbps bandwidth. Composed of 28 DS-1 channels in many cases.

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

                                     PART I


ITEM 1. BUSINESS.

        PairGain Technologies, Inc. ("PairGain"), founded in 1988, is a leading provider of telecommunications products based on xDSL technology. We design, manufacture, market and support products that allow telecommunications carriers and private network owners to expand the capabilities of copper cable and more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, POTS, high-speed Internet access, telecommuting, local and wide area networking and video conferencing.

RISK FACTORS

        In addition to the historical information, this annual report contains forward-looking statements which involve risk and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices and other factors discussed in our filings with the Securities and Exchange Commission.

    WE WILL CONTINUE TO REDUCE THE AVERAGE SALES PRICES OF OUR PRODUCTS.

        In mid-1993, we began reducing the average sales prices of our HiGain(R) products in an effort to increase demand and to compete with expected price competition. We reduced our prices on HiGain products 42% during 1998, 30% during 1997 and 17% during 1996. We expect to continue to reduce the average sales prices of all of our products, including HiGain. Our ability to maintain or increase revenues depends in part on our ability to increase unit sales of our HiGain and other product lines in an effort to make up for lost revenues resulting from price reductions. Gross margins on our products may also be reduced if we cannot reduce our per unit costs of production. We cannot be certain that we will be able to:

        o   increase unit sales volumes;
        o   introduce and sell new products with higher margins; or
        o   reduce per unit costs.

Our failure to maintain our margins and increase our product revenues could seriously harm our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products" and "--Competition."

    WE CONTINUE TO RELY ON REVENUES FROM OUR HIGAIN PRODUCTS.

        Our HiGain product revenues represented 59% of our total revenues in 1998, 67% in 1997 and 76% in 1996. We expect that revenues from HiGain products may continue to account for a majority of our future sales. However, we may not be able to maintain these sales levels. A decline in demand for HiGain products may result from, among other things:

         o competition;
         o industry use of fiber cable; or
         o technological change.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Products."

    OUR FUTURE OPERATING RESULTS MAY FLUCTUATE.

       Our future operating results may fluctuate due to various factors, including, but not limited to:

         o  the timing of shipments to major customers;
         o  the timing of new product announcements by us or our competitors;
         o  variations in our sales channels;
         o  variations in the mix of the products we sell;
         o  price competition;
         o  the availability and cost of key components;
         o  the timing of personnel hirings;
         o  the market acceptance of new and enhanced versions of our products;
            and
         o the timing of final product approvals from any of our major customers.

    WE HAVE LIMITED BACKLOG ORDERS.

        We generally ship products within a short time after receipt of an order. We typically do not have a significant backlog of unfilled orders. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Our expense levels are relatively fixed in the short-term. Our inability to accurately predict future product demand may affect our operating margins and the ability to support our expense levels. We intend to continue to increase operating expenditures and inventories as we expand our levels of operations. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall of orders. If demand is lower than our expectations or we experience material delays in our customers orders, there would be an immediate adverse impact on our business and results of operations.

    WE FACE INTENSE COMPETITION.

        We face intense and increasing competition. Competitive pressures could reduce the demand for our products, cause us to further reduce our prices, increase our expenses or cause delays or cancellations of our customer's orders.

        High-bit rate digital subscriber line technology, commonly known as HDSL, uses high-speed digital signal processing to compensate for distortions caused by sending a signal over a copper wire. All manufacturers of products based on HDSL technology face competition from fiber optic and conventional repeatered systems as alternate solutions for the delivery of high-bandwidth services to end users. As telephone companies continue to install fiber cable and conventional repeatered systems to provide high-bandwidth service from the local telephone company office to end users, the demand for HDSL products may decline. In addition, as fiber optics are more readily deployed to replace HDSL systems, companies may reuse the replaced systems and will not need to buy new systems from us.

        The group of digital subscriber line technologies, including HDSL, are commonly referred to as xDSL. We are devoting substantial resources in the development and marketing of xDSL products. The market for xDSL-based products is emerging and will change dramatically over a very short time. The xDSL products that we develop may not be commercially successful. See "Business--Industry Background" and "--Competition."

    WE SUBSTANTIALLY DEPEND ON OUR LARGEST CUSTOMERS.

        Our aggregate sales to local telephone companies affiliated with the five major telephone companies, commonly known as RBOCs, accounted for approximately 55% of our total revenues in 1998, 58% in 1997 and 63% in 1996. Our future success will significantly depend upon several factors related these large customers, such as:

        o  the timeliness and size of their future orders placed to us;
        o  their product requirements;
        o  their financial and operational success; and
        o  the success of their services deployed using our products.

Sales to our largest customers may continue to fluctuate significantly from quarter-to-quarter. In addition, the RBOCs have been going through a period of consolidation, resulting in larger portions of our revenues being attributable to certain RBOCs. Future sales fluctuations or the loss of any major customer may harm our business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Customers."

    WE DEPEND ON OUR SUPPLIERS AND SUBCONTRACTORS.

        We purchase certain components for our HDSL products, including our SPAROW II chip, from a single source. Certain other components are only available from a limited number of sources. In the past, we have experienced delays in the receipt of certain key components, which has resulted in delays in product deliveries. We cannot be certain that key component and product deliveries will be timely in the future. If delays occur and alternative sources cannot be found, we may experience delays or reductions in product shipments to our customers. Such delays or reductions could harm our reputation, customer relationships, business and results of operations.

        In addition, we use third-party subcontractors to manufacture our products. Our reliance on third-party subcontractors involves several risks, including but not limited to inadequate capacity and reduced control over product quality, delivery schedules, manufacturing yields and costs.

        If we experience a shortage of raw materials or if our subcontractors experience production capacity constraints, we may not be able to meet our production obligations. This may cause our product costs to increase. Increased product costs or failure to meet our production obligations may harm our business and results of operations. See "Business--Manufacturing."

    WE ARE DEVELOPING PRODUCTS AND TECHNOLOGIES FOR NEW MARKETS.

        We continually evaluate new applications of high-speed copper transmission technologies. We are committing significant corporate resources to the development of asymmetric digital subscriber line technology, commonly known as ADSL. We also expect to devote significant additional resources to the development of other new technologies in the future. We do not expect to generate significant revenues from ADSL products until late 1999. We cannot be certain that products based on ADSL technologies will be viable or that markets for such technologies will develop. See "Business--Company Strategy" and "--Product Development."

    WE MUST RESPOND TO RAPID TECHNOLOGICAL CHANGE.

        The market for our products is characterized by:

        o   rapid technological advances;
        o   evolving industry standards;
        o   changes in end user requirements; and
        o   frequent new product introductions and enhancements.

New industry standards, alternative technologies and new product introductions which use superior xDSL technologies could render our existing products, and the products currently under development, obsolete and unmarketable. We believe our future success depends in part on our efficient and timely ability to continue to:

         o  enhance our xDSL products;
         o develop and introduce new products for the xDSL market and other markets;
         o  meet changing customer needs; and
         o  achieve broad market acceptance for our products.

We may not be able to continue to respond effectively to these market risks. Our failure to anticipate or respond to such technological developments, changes in industry standards or end user requirements could harm our business. Any significant delays in product development or introduction could also adversely affect our business. Further, there are physical limits to the speed at which transmissions can travel over copper wire. Our copper-based xDSL products will not be a viable solution for customers requiring service at performance levels beyond the limits of copper wire. See "Business--Company Strategy" and "--Product Development."

    WE NEED TO GENERATE INTERNATIONAL SALES.

        To date, we have sold a limited amount of products outside of the United States and Canada. Our ability to meet our objectives will require us to generate significant international revenues in 1999 and beyond. International business is subject to risks in addition to those inherent in our North American business, including:

        o substantially different regulatory requirements in different jurisdictions;
        o   varying technical standards;
        o   tariffs and trade barriers;
        o   political and economic instability;
        o reduced protection for intellectual property rights in certain countries;
        o   difficulties in staffing and maintaining foreign operations;
        o   difficulties in managing distributors;
        o   potentially adverse tax consequences;
        o   foreign currency exchange fluctuations;
        o the burden of complying with a wide variety of complex foreign laws and treaties; and
        o   the possibility of difficulties in collecting accounts receivable.

We may not be able to generate significant future international sales or establish new strategic marketing relationships. In addition, if our international business operations are successful, we may also face economic, political and foreign currency situations that are substantially more volatile than those we commonly experience. These factors may have an adverse effect on our business and results of operations.

    PROTECTION OF OUR PROPRIETARY RIGHTS IS UNCERTAIN.

        Our success and future revenue growth will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although we regard our technology as proprietary, we have limited patents on such technology. We rely on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect our unpatented proprietary know-how. However, we cannot be certain that we have taken adequate steps to protect our trade secrets or other proprietary information. In the absence of patent protection, our business may be adversely affected by competitors who independently develop substantially equivalent technology. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

        We are also subject to potential claims and litigation alleging infringement of others' intellectual property rights. From time to time, we have received claims of infringement of other parties' proprietary rights, although we are not party to any pending intellectual property litigation. Regardless of their merit, future third party claims against us could result in costly litigation or require us to license the intellectual property rights of such parties. We may not be able to obtain such licenses on commercially reasonable terms, if at all. See "Business--Proprietary Rights."

    WE DEPEND ON KEY PERSONNEL.

        We depend on the continued services and performance of certain key management and technical personnel, our Chairman of the Board, Charles S. Strauch, and on two of our founders, Howard S. Flagg and Benedict A. Itri. In addition, our success depends on the ability of our recently appointed President and Chief Executive Officer, Michael Pascoe, to develop and enhance our strategic opportunities. Although we do not have employment contracts with any of our executive officers, the loss of any of these key personnel could disrupt our business. Our future success also depends on our ability to identify, attract, hire and retain other highly skilled technical and managerial personnel. Competition for such personnel is intense and we may be unable to successfully find and retain sufficiently qualified personnel.

    WE MUST MANAGE OUR GROWING OPERATIONS.

        We have significantly expanded our operations and headcount. This expansion has placed, and will continue to place, a significant strain on our personnel and other resources. Our ability to successfully increase the scope of our operations or headcount, if at all, will depend on our ability to manage growth in the following areas:

        o  manufacturing;
        o  research and development;
        o  marketing and sales; and
        o  finance and administration.

Our management's failure to effectively integrate any expansion could adversely affect our business and results of operations.

    WE RELY ON OUR PRIMARY MANUFACTURING FACILITIES.

        We historically conducted virtually all final assembly and final test functions at our manufacturing facility in Tustin, California. In 1996, we entered into an agreement to have our subscriber carrier products manufactured, on a turnkey basis, by Jabil Circuits at their St. Petersburg, Florida facility. Any extended interruption of operations at either of these facilities could adversely affect our business and results of operations.

    OUR STOCK PRICE MAY BE VOLATILE.

        The market price of our common stock has increased significantly since our initial public offering in September 1993. The market price of our common stock has been volatile and may continue to be volatile in the future. Factors that may cause fluctuations in the trading price of our common stock include, but are not limited to:

        o  quarter-to-quarter variations in operating results;
        o  changes in revenue and earnings estimates by analysts;
        o announcements of technological innovations or new products by us or our competitors;
        o  developments in our relationships with our suppliers or customers;
        o  challenges associated with integration of businesses; and
        o  competitive pressures.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies, often without regard to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

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

        The quality of telephone service to end users is determined by the least reliable and slowest link in the network, and the traditional analog infrastructure was not designed to provide high-speed, high-data capacity service to end users. However, end users are increasingly demanding higher speed data transmission for applications such as Internet access, telecommuting, remote LAN access, video conferencing and wide area networking, which includes communications among computers and telephone systems. Telephone service carriers are therefore facing increasing pressure to install digital telecommunications services in the "last mile." Digital transmission has distinct advantages over analog transmission, including increased speed, higher reliability lower costs, ease of installation and better quality. Installing digital service facilities also provides telephone companies worldwide with the foundation to offer their customers high-speed video and multimedia services. In addition, international carriers, especially those in developing countries where the copper wire infrastructure is less extensive, are facing a growing demand for digital service and are deploying it to provide multiple voice circuits (telephone lines) rather than the high-speed services requested in the United States.

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

        A cost and performance comparison of a two-mile connection for the three types of T1 deployment follows:

                                          APPROXIMATE
TRANSMISSION TYPE     AVERAGE COST     INSTALLATION TIME      BANDWIDTH        QUALITY ACHIEVED
-----------------    ----------------- -----------------   --------------      ----------------
Fiber                More than $20,000  2 to 4 Months      T1 (1.54 Mbps)     10 to the minus 10

Repeatered T1        Less than $10,000  4 to 8 Weeks       T1 (1.54 Mbps)     10 to the minus 7

HDSL                 Less than $1,500   Less than 1 Hour   T1 (1.54 Mbps)     10 to the minus 10

  BER 10 to the minus 10 = one bit error every week in a constant transmission versus BER 10 to the minus 7 which is one bit error every 6 to 7 seconds. The fiber optics and repeatered T1 cost and installation estimates are based on industry averages and will vary on a case by case basis. Average costs include equipment, engineering and labor.

        The following diagram depicts a comparison of a conventional repeatered T1 line with an HDSL circuit:


                          [REPEATERED T1 LINE GRAPHIC]


        We believe that HDSL technology offers a significant opportunity to meet end user demand for high-speed digital telecommunications services in the local subscriber loop. HDSL technology has a number of advantages over both fiber cable and conventional repeatered T1 systems, including lower installation costs and faster deployment time. Because HDSL technology utilizes the existing copper wire infrastructure, it can be deployed in one or two days instead of weeks or months. HDSL systems operate over copper wire without the removal of bridged taps and can tolerate crosstalk, resulting in reduced engineering design time and lower costs. HDSL systems also eliminate the need for repeaters, thereby reducing a carrier's initial capital expenditures and its subsequent maintenance costs for trouble shooting. HDSL provides higher quality digital transmission than repeatered copper and approaches the low error rate of fiber optic cable. There are, however, certain situations in which HDSL technology is disadvantaged relative to these alternative solutions. For example, if a number of T1 lines are requested at a single location, fiber cable may be more cost effective to deploy.

        We have been collaborating with leading telecommunications companies to develop a new standard for second generation HDSL technology, known as HDSL2. The purpose of setting a standard is to move the industry toward interoperability. HDSL2 is being developed to deliver full T1 performance over a single twisted pair cable, with the same reach, robustness and spectral compatibility of current two-pair HDSL technology. The T1E1.4 approved transmission scheme enables HDSL2 to coexist in the same cable bundle with T1, ADSL and ISDN without crosstalk interference. HDSL2 operates at 1.552 Mbps for up to 12,000 feet in length with 5 dB of noise margin.

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

        Megabit access products, including the AvidiaTM system, go beyond modem and ISDN capabilities, offering high-speed data services to business and residential customers. These services include high-speed Internet and Intranet access, remote LAN access, advanced services such as pay-per-view movies, telemedicine, distance learning, interactive video games, educational video and many other on-demand services. The following chart shows the relative efficiency of the various transmission methodologies.

----------------------------------------------------------------------------------------------------------------------
                                            MODEM        ISDN         XDSL         XDSL        XDSL           XDSL
   APPLICATION FILE TYPE     FILE SIZE    28.8 KBPS    128 KBPS     384 KBPS     768 KBPS   1,544 KBPS      6,144 KBPS
----------------------------------------------------------------------------------------------------------------------
E-mail Users                 30 Kbytes    8.3 sec.     1.9 sec.     0.63 sec.    0.31 sec.    0.16 sec.      0.04 sec.
----------------------------------------------------------------------------------------------------------------------
Consumer Digitized Photo     125 Kbytes   34.7 sec.    7.8 sec.     2.6 sec.     1.3 sec.     0.6 sec.       0.2 sec.
----------------------------------------------------------------------------------------------------------------------
Business User Word Files     250 Kbytes   69.4 sec.    15.6 sec.    5.2 sec.     2.6 sec.     1.3 sec.       0.3 sec.
----------------------------------------------------------------------------------------------------------------------
Telecommuter                 384 kbps     No           No           Yes          Yes          Yes            Yes
Videoconferencing
----------------------------------------------------------------------------------------------------------------------
Telemedicine X-ray           5 Mbytes     23.1 min.    5.2 min      1.7 min.     52.1 sec.    25.9 sec.      6.5 sec.
----------------------------------------------------------------------------------------------------------------------
Remote LAN Access Bulk File  20 Mbytes    1.5 hr.      20.0 min.    6.9 min.     3.5 min.     1.7 min.       26.0 sec.
----------------------------------------------------------------------------------------------------------------------

Desired and acceptable response time is less than 3.0 seconds.

PAIRGAIN STRATEGY

        We pioneered the development of a VLSI implementation of HDSL technology and are currently a leading provider of telecommunications products based on xDSL technology. Our strategy for expanding the market for our products consists of several elements:

    o MAINTAIN TECHNOLOGY LEADERSHIP. We believe that we are a leader in xDSL technology and systems. We intend to be able to offer clients whatever form of xDSL they desire at competitive prices. In response to changes in the marketplace, we have placed emphasis on providing platform-oriented, end-to-end solutions using its in-depth knowledge of ATM and IP networking, traditional telco circuit switching, DSL and local loop operations. Many of these solutions require a combination of hardware and software, and value added services, such as training and support.

       Our engineering organization includes a core development team focused on applying DSP techniques to telecommunications products. We leverage this core DSP expertise with an in-house VLSI design group that designs advanced VLSI components. Our in-house VLSI design group was the first to deliver an

       HDSL transceiver on a single chip (the SPAROW I chip). We believe that the close coordination between our VLSI design and product development teams enables us to reduce our time to market for new products. The engineering organization places the highest priority on maintaining the cost and feature competitiveness of our HDSL product line through aggressive cost reduction and introduction of new products that provide high-speed transmission over copper wire.

       We believe that maintaining our leadership in technology for high-speed digital transmission over copper wire is critical to our ability to build and maintain strong relationships with the RBOCs and other customers and to achieve leadership in new markets.

    o LEVERAGE CORE TECHNOLOGIES INTO NEW APPLICATIONS. We developed our Campus product line and our PG-PlusTM and PG-FlexTM products based on the same core HDSL technology utilized in our HiGain products. We market our Campus products to private network users such as universities, hospitals, military bases, corporate complexes and other campus environments.

       In addition to providing HDSL-based products, we plan to provide products that use ADSL technology. We released our FalconTM DMT ADSL chip in 1998, which supports DMT ADSL and "splitterless" ADSL, or G.lite. The Avidia system is an integrated access concentrator that includes support for a wide range of service options including G.lite, full rate DMT ADSL, SDSL T1, E1 and frame relay. The Avidia system was developed in response to increasing demand for the delivery of advanced communication services to residential and business customers, including high-speed Internet access, advanced video services such as pay-per-view movies, interactive video games, educational video and many other on-demand services. See "-- Products" and "-- Product Development."

    o SUBSCRIBER CARRIER SYSTEMS. Due to a shortage in copper lines, our subscriber carrier systems, PG-Flex and PG-Plus, represent an enormous potential market as carriers look to offer competitive local access and to provision second and third lines quickly and cost-effectively. The systems increase the channel capacity of copper cables in the local loop, allowing service providers to maximize the utility of the lines.

    o DEVELOP OEM OPPORTUNITIES. We will continue to pursue opportunities to provide products and chipsets to manufacturers of telecommunications and data communications equipment. We believe that we can provide added value to third-party products through higher levels of integration with other elements of wide area networking infrastructures, such as bridges, routers and multiplexers. We also believe an opportunity exists to utilize our xDSL technology to connect local wireless communication systems to local central offices.

    o CREATE DEVELOPMENT PARTNERSHIPS AND ALLIANCES. We have and will continue to establish partnerships with industry leaders in an effort to pursue new market opportunities. We are collaborating with leading telecommunications companies to develop an HDSL2 standard. We are also supporting a new open systems standard for T1 access. The Open Span Termination Systems ("OSTS") standard was developed in an effort to make T1 access equipment within central office networks standard for easy integration and maintenance and deployment cost savings. The purpose of setting a standard is to move the industry toward interoperability.

       In addition, we are a member of the Universal ADSL Working Group ("UAWG") aimed at accelerating the adoption and availability of high-speed Internet access for the mass market by creating an open interoperable International Telecommunication Union ("ITU") standard.

PRODUCTS

    CORE TECHNOLOGY

        The core technology for our HiGain, Campus, PG-Flex and PG-Plus product lines is based on HDSL and was developed from our dual core competencies in digital signal processing and microelectronics. HDSL allows the symmetric transmission and receipt of digital data at T1 rates (1.544 Mbps) over two twisted pair of copper wires or at 768 kbps over a single twisted pair of copper wire. HDSL permits the delivery of an outbound signal on the same pair of wires on which the return signal is received. The transmitted signal is canceled by the receiver by precisely predicting the amount of signal "echo" and subtracting it from the overall input signal. HDSL-based products tolerate crosstalk and operate not only on continuous unobstructed pairs of wires, but also on cables with mixed wire gauges and bridged taps.

        Our unique implementation of HDSL technology stems from our development of a special purpose digital signal processing integrated circuit. This VLSI device, the SPAROW (Signal Processing Adaptive Receiver On Wire) chip, operates at a speed of 250 million instructions per second, enabling it to perform the extremely heavy numerical calculations required for the transmission of signals at HDSL rates. The SPAROW chip has enabled us to significantly reduce the physical size of our HDSL-based products. Two SPAROW chips are used in each of our HDSL-based products, one for each twisted pair of copper wires entering the unit. The SPAROW I chip was replaced by our SPAROW II chip which provides all of the features of the original SPAROW I chip, costs less to produce and consumes less power. Currently under development is our SPAROW III chip which will be specially designed to handle pure data transport and include a built-in timing function to enhance RADSL products and a new interface to use a lower cost analog chip. In addition, the SPAROW III chip will use less power, cost less to produce and run faster than the SPAROW II chip. The SPAROW III chip also conforms to the requirements of the European Telecommunication Standards Institute ("ETSI").

        Our microelectronics team has design and development capabilities that include silicon compilers which allow us to develop chips that are at performance and complexity levels beyond what is achievable on standard ASIC design systems. We have also leveraged our microelectronics product capabilities into the HiGain and Campus product lines. We are currently focusing our resources on further cost and performance improvements in HDSL including an HDSL2 standard that will let service providers deliver full T1 performance over a single twisted pair cable with the same reach, robustness and spectral compatibility of today's two-pair HDSL. Additionally, we are placing significant effort on new ADSL technology such as the Falcon chip, which is capable of transferring data, voice and video at rates over 8 Mbps downstream and 1 Mbps upstream over a single copper telephone line, and the RADSL product series, which allow for consumer and business internet access, transparent LAN access and telecommuting applications.

        We are a supporter and contributor in the UAWG. The goal of the UAWG is to accelerate the adoption and availability of high-speed digital Internet access for the mass market by proposing a simplified version of ADSL which will deliver to consumers high-speed modem communications over existing phone lines based on an open, interoperable ITU standard. The UAWG is led by PC, semiconductor and telecommunications industry leaders. We have also joined with three other T1 access manufacturers in support a new open systems standard for T1 access. The new Open Span Termination System ("OSTS") standard was developed in response to service providers' demand for equipment compatible with existing central office networks. The OSTS standard is based on the widely used STS mechanical dimensions and backplane connections, also known as 3191 mechanics, a telecommunications standard upon which many systems have been built, including central office shelves and line cards.

        By utilizing our HDSL and ADSL technology in different forms, we offer products for different markets and varied applications.

    T1/E1 ACCESS

      HIGAIN SYSTEMS

        Our HiGain systems are used by telephone companies to (i) provide a T1 or fractional T1 link between the central office and a carrier's remote hub and
(ii) provide T1 or fractional T1 service in the local subscriber loop between the central office or remote hub and the customer. A HiGain system consists of two units: a circuit plug-in unit that mounts in a shelf located in the central office or in a shelf in a remote hub and a unit that mounts at or near the customer's location. The circuit plug-in unit mounts in standard telephone company shelves alongside conventional transmission equipment, making it easily deployable in almost every central office and remote hub.

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

        We also provide HiGain systems in different forms to address variances in customer installation and configuration requirements. Our doubler product regenerates the HDSL signal at the end of a wire to a HiGain remote unit located a similar distance further on, allowing telephone companies to increase the distance range of HDSL from 12,000 feet to 24,000 feet and satisfy T1 demands by our more isolated customers. In addition, we offer a product which provides a T1 connection over shorter distances requiring only one pair instead of two pairs of wire. We recently introduced a comprehensive range of HDSL-based HiGain products designed specifically to be deployed in digital loop carrier ("DLC") feeder environments where multiple T1s are used to link remote DLC systems to telephone company central offices.

        To ensure flexibility of installation, our HiGain units are available with a variety of shelf and mounting hardware, weather resistant housings and connecting hardware. In addition, all HiGain remote units provide self-diagnostic testing to detect failures and interface with the central office alarm system. We first shipped units of our HiGain system to customers in June 1992. As of December 31, 1998, we had shipped approximately 958,000 HiGain units.


                    [ILLUSTRATION OF HIGAIN SYSTEM GRAPHIC]


        HIGAIN '98 SYSTEMS

        We introduced HiGain '98 systems in 1998. HiGain '98 systems expand the reach capability of a traditional HiGain system up to 11 miles and at the same time reduce the power consumption and unit size. These changes allow for high density and lower deployment and maintenance costs. HiGain '98 systems are backward compatible and fully interoperable and interchangeable with original HiGain products.

        HIGAIN WIDEBAND SYSTEM 3190

        We introduced the HiGain Wideband System 3190 ("WBS-3190") in January 1999. The WBS-3190 is a managed DS3-based T1 access platform that is OSTS standard compliant, which means that it is completely interoperable with any product conforming to the OSTS specification. The WBS-3190 is an open T1 access platform which enables service providers to deploy T1 services from a managed platform that is not proprietary, it can be used with existing HDSL 3192 mechanics cards.

        ETSI HIGAIN SYSTEMS

        In order to provide digital E1 solutions to our customers outside of North America, including public carriers and private network operators, we introduced the HiGain ETSI Global Access product line. These products apply HDSL-based technology in compliance with ETSI requirements. They allow service providers to rapidly establish E1 connections between central offices and the customer. The equipment transfers data at rates of 2.048 kbps over four-wire circuits. ETSI applications include LAN and PBX networking, WAN connections, high-speed Internet access and videoconferencing. Our ETSI HiGain systems were approved by the British Approvals Board for Telecommunications for use with unconditioned, two-wire and four-wire circuits from British Telecommunications. This allows service providers to link their private circuit networks into British Telecom's public network over unconditioned copper telephone lines.

    SUBSCRIBER CARRIER SYSTEMS

      PG-2

        PG-2 was our first commercial product and was delivered to customers beginning in 1989. The PG-2 system allows telephone companies to establish two analog transmission lines over a single twisted pair of copper wires, where traditional technology only allowed the establishment of one line over a single twisted pair of copper wires. PG-2 systems are used by telephone companies to provide emergency service and additional line service to residences and small businesses. Our PG-2 system can also be used to convert a degraded analog copper pair to high-speed digital transmission. In the international marketplace, where the copper infrastructure is less extensive, these digital subscriber systems allow PTTs to expand telephone service without laying more copper lines.

        Our PG-2 products compete worldwide with products from a number of telecommunications equipment manufacturers. We believe that we are at a competitive disadvantage in the international market for the two channel digital subscriber carrier business served by our PG-2 system because it lacks a local manufacturing presence, which results in price disadvantages caused by import duties.

        PG-FLEX SYSTEMS

        PG-Flex is a subscriber carrier product. PG-Flex employs HDSL technology to provide a system for delivering up to 32 standard phone lines on two pairs of wire over an operating range of up to 12,000 feet. The PG-Flex system operates in the local loop at carrier service area distances. The remote terminals are powered from the central office which enables virtually uninterrupted service during local power outages. We market the PG-Flex product to both international and domestic telephone companies and expects significant competition in both markets. We began production shipments of PG-Flex systems in 1996. PG-Flex has received numerous approvals from RBOCs and independent telcos.


                        [ILLUSTRATION OF PG-FLEX SYSTEM]

        PG-PLUS

        In 1997, we introduced PG-Plus, a subscriber carrier system based on HDSL technology. The PG-Plus system can be configured to support four or six channels for POTS or ISDN over one unconditioned copper telephone line at distances up to 21,000 feet. PG-Plus can be deployed rapidly and is intended to offer low cost solutions to business and residential users who require additional voice, fax or data lines, or in emergency situations for temporary voice communications. The PG-Plus system consists of central office terminal and remote terminal equipment along with the alarm unit which is the central point of communication within the PG-Plus system.

    CAMPUS SYSTEMS

        Our Campus systems are xDSL transmission products that we designed to meet the digital communications needs of organizations operating their own private networks. Campus systems are reconfigured versions of the HiGain product and provide high-speed digital connectivity over one or two twisted pairs of copper wires between user premises in campus environments. Examples of these environments include universities, hospitals, utility plants, military bases, industrial parks and corporate complexes. The Campus systems enable the interconnection of LANs, video conferencing, Internet and Intranet access, PBX extensions and many other applications.

        A Campus system consists of two base units that operate at T1, E1, 768 kbps or 384 kbps speeds and are compatible with a number of standard data communications interfaces. These interfaces allow Campus systems to connect directly to LAN bridges, routers, T1 multiplexers, PBXs, video conferencing systems and other high-speed networking devices. We first shipped Campus systems to customers in June 1993.

      CAMPUS STAR(TM)

        We enhanced the Campus family of products in late 1994 with the Campus-Star access platform. The Campus-Star is a rack mountable module that incorporates power supplies and SNMP network management capabilities along with slots for up to 14 Campus unit equivalents. The use of the Campus-Star platform is driven by the needs of data communications managers to incorporate network management capabilities into their network components. We have further enhanced the Campus-Star to provide Ethernet bridging interfaces and other high bandwidth interfaces. The Campus-Star is being positioned to provide flexibility in supporting a broad range of access interfaces and is designed to be a core element of the networking strategy of Campus data communications managers.

      CAMPUS-REX(TM)

        We continued to enhance the Campus family of products with the introduction of the Campus-REX(TM) (Remote Ethernet eXpress), a full bandwidth Ethernet remote bridge, providing transparent connectivity between LANs without repeaters at a distance of up to five miles. It provides a 10BASE-T port, one serial port, an embedded SNMP agent and IEEE 802. 1d transparent MAC level bridging with Spanning Tree protocol support.

                 [PAIRGAIN CAMPUS PRODUCT APPLICATIONS GRAPHIC]



        CAMPUS-HRS(TM)

        In 1998, we introduced the Campus-HRS (HDSL Rate Selectable) group of products, an extension our existing Campus product line. The Campus-HRS products allow organizations with private enterprise networks to interconnect LANs, providing remote data and internet access at high speeds over ordinary copper telephone lines. Applications of the Campus-HRS products include LAN internetworking, fiber backbone extensions, PBX networking, remote LAN access, Internet access, video applications and distance learning. New features of the Campus-HRS systems include rate selectability for greater reach, speed and scaleability and single platform operations to simplify deployment and management.

    OEM PRODUCTS

        We formed an OEM sales group to establish relationships with manufacturers to integrate our xDSL technologies into their products. We currently have relationships with Nortel (Northern Telecom), DSC Communications and Motorola.

    MEGABIT ACCESS PRODUCTS

        Our megabit access products offer high-speed solutions for a wide range of consumer and business applications, including Internet and remote LAN access. Megabit access products are designed for local exchange carriers, ISPs and private network owners.

        MEGABIT MODEM(TM)

        Our Megabit Modem products provide high-speed access to the Internet or corporate LANs at speeds up to 768 kbps in each direction. The Megabit Modem may also be installed at remote office sites to extend high-speed services across wide area networks. It operates over a single copper telephone line and outperforms ISDN, cable modems and dial-up modems.

        MEGABIT MODEM CRA(TM)

        The Megabit Modem CRA are RADSL modems that were designed to support a variety of applications in residential and business environments. The modems automatically adjust transmission speeds to the highest rate possible according to distance, traffic, line quality and other factors. The Megabit Modem CRA transfers data at speeds up to 3.2 Mbps downstream (to the subscriber) and 1 Mbps upstream to distances as far as 25,000 feet. With the addition of a S1 NID ADSL Splitter, both digital and analog signals can be transmitted simultaneously. The network management function for the RADSL products can be integrated with other xDSL products, consolidating network management functions for all network elements into one system. RADSL modems are easy to install and require no end user configuration.

        ETHERPHONE(TM)

        Our EtherPhone products provide both an Ethernet network connection and an analog POTS voice connection over a single telephone line. The unit mounts on the outside of a residence or small office, and does not require any end user configuration. The EtherPhone provides a 64 kbps voice channel and transmits data at speeds up to 704 kbps in each direction. EtherPhone products facilitate telecommuting applications and allow high-speed Internet access.

        AVIDIA(TM) SYSTEM

        In late 1998, we introduced the Avidia System, an integrated access concentrator based on a fully distributed ATM packet and circuit switched architecture that combines redundancy, scaleability and quality of service support. Avidia means Audio, VIDeo and Internet over ATM. The Avidia System includes support for a wide range of service options including G.lite, full-rate DMT ADSL, SDSL, T1, E1 and frame relay. The system can be configured as a DSLAM, access server of LAN extension concentrator. Uses of the Avidia System include high-speed internet access, telecommuting and private network connection services.

        In conjunction with the introduction of the Avidia System, we introduced a suite of Megabit Modems designed for use with the Avidia System. These new Megabit Modems, based on our Falcon chip, include G.lite-rate and full-rate DMT ADSL, ATM over ADSL functionality and splitterless ADSL. These modems will allow service providers to deploy high-speed remote access service for a wide variety of customers, including those who require maximum voice quality and consumers that install the modem by themselves.


                [NETWORK MODEL USING THE AVIDIA SYSTEM GRAPHIC]

        ADSL CHIPS

        In 1998, we introduced our Falcon DMT ADSL chip which is the industry's first single-chip DMT ADSL processor. The Falcon chip will support DMT ADSL and "splitterless ADSL," or G.lite, a standard currently under development by the ITU to simplify modem deployment by eliminating customer premises splitter installation for simultaneous data and analog voice connections. Although telephone companies have focused on deploying fiber and hybrid fiber and coaxial cable networks for delivering these advanced services, we believe the high cost and long implementation periods that will be involved in setting up these networks will provide a window of opportunity for equipment that can deliver similar capabilities on ordinary telephone wires.


                        [CONSUMER APPLICATIONS GRAPHIC]


CUSTOMERS

        We sell our HiGain, PG-2, PG-Flex, PG-Plus and megabit access products primarily into the public network market and our Campus products primarily into the private network market. We use our direct sales force to market our products to the public network market in the United States and Canada. We market our domestic Campus products and all international products through both direct sales and distributors.

    PUBLIC NETWORKS

        The public network market consists of the five RBOCs and their local telephone company affiliates, as well as independent telephone companies, CLECs, ISPs and international carriers.

        RBOCS. Prior to selling products in volume to a local telephone company affiliated with an RBOC, a vendor must first receive approval of our product from the RBOC. Although the approval process for a new product varies somewhat among the five RBOCs, the process generally consists of the following three phases:

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


        All five U.S. RBOCs and Bell Canada have approved our HiGain products. In addition, several carriers have approved our subscriber carrier systems: one RBOC and Bell Canada have approved our PG-2 system, four RBOCs have approved the PG-Flex system and one RBOC has approved the PG-Plus system. Sales in the aggregate to local telephone companies affiliated with the five RBOCs accounted for approximately 55% of our total revenues in 1998. See Note 3 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

        INDEPENDENT TELEPHONE COMPANIES. There are approximately 1,500 telephone companies in the United States that are unaffiliated with any of the RBOCs. We have targeted approximately 50 of the largest independent telephone companies as potential customers for our carrier products. Although the independent telephone company market does not present as large an opportunity as the RBOC market, our experience has been that the independent telephone companies are often more receptive to new technology. As a result, the approval process for new technology is often less time consuming. Several of the large and small independent telephone companies have approved and deployed our HiGain system. One large independent telephone company has approved our PG-Flex and PG-2 subscriber carrier systems.

        CLECS AND ISPS. There are numerous competitive local exchange carriers and Internet service providers throughout North America. These providers supply Internet access, T1, long distance and other residential services to consumers or businesses. In many cases, CLECs will lease unbundled network elements from the local exchange carrier to deliver digital services using their own transmission equipment. Most CLECs are focused on new types of data or voice services and are potential customers for our products. The CLEC market is relatively new (since the 1996 Telecom Act), and it is unknown at this point how CLECs will evolve.

        INTERNATIONAL CARRIERS. In most international markets there is one telephone company per country; there are no alternate carriers and no independents. Typically these PTTs are highly regulated, government-owned agencies that have an even more rigorous approval process for new technology than the RBOCs. While the international carrier network systems are architecturally similar to the domestic public networks, E1 service is not deployed as extensively in local subscriber loops internationally as T1 service is in local loops domestically. The demand for E1 service has grown, however, and international carriers are deploying it primarily to provide multiple voice circuits rather than the high-speed service requested in the United States. Our products have been successfully deployed in over 95 countries, and in 1998, sales outside of North America comprised approximately 12% of total revenues.

    PRIVATE NETWORKS

        Customers for our Campus products, first introduced in 1993, include universities, hospitals, military bases and other government installations, corporate complexes and other campus-like environments with private network systems.

SALES, MARKETING AND CUSTOMER SUPPORT

    SALES AND MARKETING

        Our direct sales force markets our products to the RBOCs and their local telephone company affiliates and to the larger independent telephone companies by working closely with the planning, switching and transmission departments of such customers. We sell to other independent carriers, CLECs and owners of private networks through direct sales, telesales and distributors.

        Our North American sales personnel are located in the following areas:

        States:                                                          Provinces:
        ------                                                           ---------
        California            Massachusetts         Texas                Alberta
        Colorado              Michigan              Utah                 British Columbia
        Florida               Missouri              Virginia             Manitoba
        Georgia               New Hampshire         Washington DC        Quebec
        Illinois              New York              Washington
        Kansas                North Carolina
        Maryland              Pennsylvania

        We sell our products outside of North America through our own sales force based in the United States, Switzerland, Germany, Israel, United Arab Emirates, Brazil, Columbia, Hong Kong and China, and a network of international data communications equipment distributors.

        In addition to the specific sales efforts directed at our public and private network customers, our marketing activities include participation in industry trade shows and conferences, distribution of sales and product literature, media relations, advertising in trade journals, direct mail and ongoing communications with our customers and industry analysts. We also maintain a website (www.pairgain.com) which provides up-to-date product, sales and support information.

    CUSTOMER SUPPORT

        Service, repair and technical support of our products are performed primarily in-house, however, we also use an independent third party repair service. Our field service personnel are located in:

        States:                                                          Other Countries:
        -------                                                          ----------------
        California            Illinois              New York             Ontario, Canada
        Florida               Maryland              North Carolina       United Arab Emirates
        Georgia               Massachusetts         Texas                Brazil

        We offer technical support to our customers on a 24-hours-a-day, 7-days-a-week basis via an 800 hotline and through paging systems for all support personnel. Our products are sold with a five year warranty.

PRODUCT DEVELOPMENT

        We believe that our future success depends on our ability to maintain our technological leadership through enhancements of our existing products and development of new products that meet a wide range of customer needs. Accordingly, we intend to continue to make substantial investments in product development.

        Our engineering efforts consist of microelectronics, software development and hardware development. Within the microelectronics group, a substantial majority of our efforts are devoted to the development of ADSL, the enhancement of microelectronics used in our HiGain and Campus product lines and the development of microelectronics products based on our existing products. Within the software development group, our efforts are devoted to the development and enhancement of network management software and protocol compliance for our products and the development of firmware for products such as PG-Flex, PG-Plus and ETSI.

        The remainder of our research and development is devoted to the development, improvement and enhancement of new and existing hardware products and is directed at the following:

o Cost Reduction. We continuously review the design and manufacturing process of our products to determine areas of product cost savings or enhanced product quality. This review includes, among other things, an examination of the product design to determine if further improvements can be made in the VLSI components.

o Product Line Extensions. We seek to extend our existing product lines through product modifications and enhancements in order to meet the needs of our different customers and their applications. Products resulting from our product line extension efforts include the PairGain Management System for management of HiGain products, long range 384 kbps Campus systems, single pair T1 systems and the HiGain Doubler product.

o New Technology. We explore new transmission technologies to determine whether they represent an opportunity for products incorporating our DSP and copper transmission expertise.

        During 1998, 1997 and 1996, research and development expenses were approximately $37.6 million, $32.0 million and $19.5 million, respectively. All of our research and development expenses were charged to operations as incurred.

MANUFACTURING

        Our manufacturing operations consist primarily of final assembly, burn-in, full system test, packaging and shipping. We use domestic independent third-party contract assembly companies on a consignment basis for circuit board assembly, including in-circuit and functional testing, for many of our products. We conduct final assembly and final test functions for those products at our facility in Tustin, California. In addition, we perform extensive burn-in, testing and inspection of all of our products prior to shipping them to customers. Product quality and reliability are our prime concerns in all phases of the manufacturing process. Quality control is maintained through incoming inspection of components and subassemblies, auditing of consignment and turnkey contractors, in-house final assembly and test functions, plus a final shipping inspection of all products. During 1996, we entered into an agreement to have our PG-2 and PG-Plus products manufactured, on a turnkey basis, by Jabil Circuits at their St. Petersburg, Florida facility. Under the terms of this agreement, Jabil manufactures, tests, packages and ships these products directly to our customers. During the fourth quarter of 1998, we entered into an agreement to have our ETSI products manufactured, on a turnkey basis, by SCI at their facility in Sao Paulo, Brazil. Under the terms of this agreement, SCI manufactures, tests, packages and ships these products directly to our Brazilian customers.

        In April 1996 we achieved ISO 9001 certification for our manufacturing operations located in Tustin, California. ISO 9000 Quality Standards were developed by the International Organization for Standardization. It is a quality system standard for ensuring a total quality management system in engineering and manufacturing and is becoming an accepted prerequisite for international trade. ISO 9001 is the most comprehensive standard, covering design and development as well as production, installation and service.

        We currently procure all of our components from outside suppliers, either directly from manufacturers or distributors or through our consignment and turnkey contractors. We generally purchase and store the more expensive components at our location and allow our assembly and test subcontractors to purchase and store other necessary components. In procuring components, we and our subcontractors rely upon a number of suppliers that are the sole source for certain of the components. One such sole supplier part is the SPAROW II chip. Although we have utilized our VLSI expertise to design our SPAROW II chip in a manner that will facilitate transition to multiple sources of supply, such a transition could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our customer relationships and operating results.

        Our backlog at December 31, 1998 was approximately $5.8 million. We include in backlog all firm purchase orders for products regardless of their ship date. Because of the quick turnaround that our customers expect on their orders, and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of actual revenues expected for any future period.

        Our products are subject to FCC regulations regarding emission of electromagnetic energy, which may interfere with other equipment. All of our currently commercially available products have been tested and comply with the relevant FCC regulations. Our commercially available products that are sold for use at the end user's premises, such as the HiGain remote unit and the Campus products, also comply with all required UL safety specifications.

COMPETITION

        Competition in our markets is intense, and we expect that competition will increase. Many of our potential competitors have substantially greater name recognition and technical, financial and marketing resources than us. There can be no assurance that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully in the future. Competitive pressures could reduce demand for our products, cause us to further reduce prices on our existing products, increase expenses or cause delays or cancellations of customer orders, any one of which could adversely affect our business and results of operations.

        Some companies that offer competitive products in our primary revenue markets are listed below:

         ---------------------------------------------------------------------------
                                                         SUBSCRIBER
                                             T1/E1        CARRIER        CAMPUS &
                   COMPETITOR               ACCESS        SYSTEMS     MEGABIT ACCESS
         ---------------------------------------------------------------------------
         ADC Telecommunications                X
         ---------------------------------------------------------------------------
         Adtran, Inc.,                         X                            X
         ---------------------------------------------------------------------------
         Alcatel Network Systems, Inc.                                      X
         ---------------------------------------------------------------------------
         Cisco / Netspeed                                                   X
         ---------------------------------------------------------------------------
         DSC Communications Corporation                                     X
         ---------------------------------------------------------------------------
         ECI Telecom                                         X
         ---------------------------------------------------------------------------
         E/O Networks                                        X
         ---------------------------------------------------------------------------
         GoDigital Telecommunications,                       X
         Inc.
         ---------------------------------------------------------------------------
         Lucent Technologies                                                X
         ---------------------------------------------------------------------------
         Paradyne                                                           X
         ---------------------------------------------------------------------------
         Raychem Corporation                                 X
         ---------------------------------------------------------------------------
         Siemens                               X
         ---------------------------------------------------------------------------
         Tut Systems                                                        X
         ---------------------------------------------------------------------------
         Wescom Communications, Inc.                         X
         ---------------------------------------------------------------------------
         Westell, Inc.                                                      X
         ---------------------------------------------------------------------------



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

        We are investing heavily in xDSL developments. The market for xDSL-based products is emerging and will change dramatically over a very short time. There can be no assurance that the products we develop will be commercially successful.

PROPRIETARY RIGHTS

        We rely on a combination of technical leadership, trade secret, patent, copyright and trademark law and nondisclosure agreements to establish and protect our proprietary rights in our products. As of December 31, 1998, we held three United States patents and had applications pending for two additional patents. We also have certain registered and other trademarks. We believe that, because of the rapid pace of technological change in the networking industry, patent and copyright protection are less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, market recognition and ongoing product maintenance and support.

EMPLOYEES

        As of December 31, 1998, we employed 692 persons, including 235 in manufacturing, 117 in sales and marketing, 27 in customer service, 259 in engineering and 54 in finance and administration. We also employ a number of temporary and contract employees. During the last quarter of fiscal 1998, we employed between 60 and 69 temporary employees. None of our employees is represented by a labor union and we have experienced no work stoppages. We do not have any employment contracts with any of our executive officers, however, executive officers and other key employees have agreements which provide for severance payments and certain other benefits in the event the employee is terminated without cause following a change in control.

ITEM 2. PROPERTIES.

        The Company has several property leases, as detailed below:

                                                                        Approx.       Lease
                               Use / Location                         Square Feet  Expiration
--------------------------------------------------------------------- ------------ ------------
Principal administrative, engineering, manufacturing,
  sales and marketing facilities
       Tustin, California(1)                                             75,000     02/29/00
       Tustin, California                                                66,000     12/31/04
       Tustin, California                                                15,000     07/31/99

Research and development facilities
       Raleigh, North Carolina(2)                                        20,000     08/31/01
       Wallingford, Connecticut                                          14,000     09/30/99

Sales offices
       Landover, Maryland                                                 1,000     10/31/99
       Miami, Florida                                                     2,000     03/31/01
       Baden-Daettwil, Switzerland                                        2,000     06/30/98
       Wanchai, Hong Kong                                                 2,000     07/31/99

        (1) The Company has signed an agreement to purchase its Tustin, California headquarters facility. See the section entitled "Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        (2) In December 1998, the Company entered into a lease with its current landlord in Raleigh, North Carolina for a new 40,000 square foot facility. This facility is being built to the Company's specifications and occupancy is expected to commence late in the third quarter of 1999. Once occupancy begins, the lease for the old facility will be terminated without penalty. The new lease expires 8 years and one month following the first month of occupancy. See the section entitled "Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        In April 1998, Harris Corporation ("Harris") filed a complaint in the Superior Court of the State of California, County of Orange, against the Company and others. In October 1998, Harris amended its complaint a third time, alleging claims for quantum meruit, promissory estoppel, intentional interference with prospective economic advantage, violations of California Business & Professions Code Section 17200, ET SEQ. and fraud. These claims relate to an alleged agreement giving Harris the right to buy the Company's Falcon 1A chipset and the breach of this alleged agreement by the Company in entering into a licensing agreement in March 1998 with respect to the Falcon 1A chipset. Under this licensing agreement, the Company granted a third party the right to manufacture and sell the Falcon 1A chipset to the Company and others. Harris's third amended complaint seeks injunctive relief, and unspecified compensatory and punitive damages. Harris has also threatened to seek to enjoin performance of the third party licensing agreement at some point in the future. The Company believes that it has well-taken defenses to the third amended complaint, including but not limited to the fact that the Company never reached an agreement with Harris to license the Falcon chipset and that the Company has competed fairly. The Company intends to vigorously defend itself against Harris in this matter. A trial date has been set for mid-April 1999.

        Under the terms of its certificate of incorporation, the Company indemnifies its directors and officers for certain damages and legal fees arising from litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on The Nasdaq Stock MarketSM under the symbol PAIR. As of February 26, 1999, there were 70,383,545 shares of the Company's Common Stock issued and outstanding. The number of stockholders of record at that date was 777. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above. The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq Stock MarketSM. The market quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The Company has never paid cash dividends and has no present intention of declaring a cash dividend for the foreseeable future.

                                                      QUARTERLY  QUARTERLY
                                                        HIGH        LOW
                                                      ---------  ---------
                   YEAR ENDED DECEMBER 31, 1998
                     Fourth Quarter                   $ 13.63     $  6.00
                     Third Quarter                      17.50        7.38
                     Second Quarter                     24.13       12.75
                     First Quarter                      24.38       15.50

                   YEAR ENDED DECEMBER 31, 1997
                     Fourth Quarter                   $ 31.25     $ 17.38
                     Third Quarter                      30.00       15.50
                     Second Quarter                     32.75       14.63
                     First Quarter                      43.25       22.38

        On February 26, 1999, the last reported sales price for the Company's stock was $8.63.

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

        Of the net proceeds from the offering, $5.3 million was used to pay off indebtedness in 1993 and $48.0 million has been invested in short-term investments. In 1995, the Company realized a $15.8 million unauthorized trading loss on a portion of the proceeds invested in short-term securities.

        The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus, which is part of the Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data of the Company as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 is derived from audited consolidated financial statements of the Company included elsewhere in this Annual Report. The selected consolidated financial data of the Company as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1995 and 1994 are derived from audited consolidated financial statements of the Company not included in this Annual Report but filed previously with the Commission. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in separate sections of this Annual Report.

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                          1998        1997       1996 1       1995       1994
                                       ----------- ----------- ----------- ----------------------
                                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
STATEMENT OF OPERATIONS DATA:
 Revenues                              $ 283,100   $ 282,325   $ 205,505   $ 107,224  $  59,518
 Income from operations                   55,536      71,739      51,526      23,532     10,513
 Settlement income related
  to (unusual loss due to)
  unauthorized trading of
  investments by third parties               --          --       2,500     (15,827)        --
 Net income                              39,499      47,637      34,908       1,056      8,567
 Earnings per common share(2)
   Basic                               $   0.56    $   0.70    $   0.54    $   0.02   $   0.17
   Diluted                             $   0.53    $   0.63    $   0.47    $   0.02   $   0.14
 Average shares outstanding(2)
   Basic                                 70,234      67,991      64,247      58,225     50,131
   Diluted                               74,802      75,225      73,768      67,280     61,612

                                                             DECEMBER 31,
                                       ----------------------------------------------------------
                                          1998        1997       1996(1)      1995       1994
                                       ----------- ----------- ----------- ----------------------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital                       $ 257,713   $ 214,724   $ 140,681   $  84,766  $  71,368
 Total assets                            328,520     282,419     195,004     105,326     86,625
 Long-term debt                               --          --          --          --         --
 Total stockholders' equity              279,041     235,517     157,596      93,931     74,846


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

(2) All share and per share amounts have been adjusted for the June 18, 1996 and December 18, 1996 two-for-one stock splits and have been restated to reflect the adoption of SFAS No. 128, EARNINGS PER SHARE ("SFAS No. 128").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        THE FOLLOWING DISCUSSION AND OTHER SECTIONS OF THIS FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED BY THOSE SECTIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SIGNIFICANT RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION THOSE IDENTIFIED IN THE SECTION ENTITLED "RISK FACTORS" IN ITEM 1 OF THIS ANNUAL REPORT. SUCH RISKS AND UNCERTAINTIES MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS WITHIN THIS FORM 10-K ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY" AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. WE DISCLAIM ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") OR OTHERWISE TO REVISE OR UPDATE ANY ORAL OR WRITTEN FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF US. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT OUR BUSINESS.

OVERVIEW

        PairGain Technologies, Inc. ("PairGain") is a leading provider of telecommunications products based on high-speed Digital Subscriber Line ("xDSL") technology. We design, manufacture, market and support a comprehensive line of digital telecommunications products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, high-speed Internet access, telecommuting, wide area networking and video conferencing.

        Our first product was PG-2, a two-channel digital subscriber carrier system, which was initially shipped in late 1989. In 1991, we undertook the development of our HiGain products, which were first shipped in June 1992. In June 1993, we introduced our Campus line of products, and in 1996, began shipping our PG-Flex product, a subscriber carrier system for delivering up to 32 voice channels over two pair of copper wires. In the first quarter of 1997, we commenced shipments of our PG-Plus and ETSI products.

        Revenues from HiGain products represented approximately 59% of our total revenues in 1998, and 67% and 76% of our total revenues in 1997 and 1996, respectively. Although revenues from sales of HiGain products are expected to continue to account for a majority of our revenues for the foreseeable future, we believe that revenues from sales of our PG-Flex, PG-Plus and other new products will continue to increase as a percentage of total revenues in the future.

        Commencing in mid-1993, we began reducing the average selling prices of our HiGain products in an effort to increase market demand for our products and in anticipation of expected price competition. These reductions have been significant, representing reductions of then current prices averaging as much as 34% in 1998, 16% in 1997 and 14% in 1996. Although future effects of price competition and other competitive pressures inherent in our business are uncertain, we expect to continue to reduce the average selling prices of our HiGain and other products. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to increase unit sales volumes of existing products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average selling prices of our existing products. Declining average selling prices may also adversely affect gross margins on our existing products if we are unable to fully offset such reductions in average selling prices by reductions in our per unit costs through cost reduction resulting from engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume. However, there can be no assurance that we will be able to continue to increase unit sales volumes, introduce and sell new products or further reduce our per unit costs in the future.

RESULTS OF OPERATIONS

        The results of operations discussed below are comprised of two sections. The first section compares 1998 to 1997 for all items noted on the Consolidated Statements of Income contained in a separate section of this Annual Report on Form 10-K commencing on page F-1. The second section compares 1997 to 1996 for the same items.

        All share and per share amounts have been adjusted to reflect the two-for-one stock splits effective June 18, 1996 and December 18, 1996 and have been restated to reflect the adoption of SFAS No. 128, for all periods presented.

        The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues.

                                               YEAR ENDED DECEMBER 31,
                                             1998        1997       1996
                                             ----        ----       ----
Revenues:
 Product sales                                97%        100%       100%
 Royalty income and technology
   licensing fees                              3          --         --
                                            -----       -----      -----
Total revenues                               100         100        100
Cost of revenues                              52          51         52
                                            -----       -----      -----
Gross profit                                  48          49         48
Operating expenses:
 Research and development                     13          11          9
 Selling and marketing                        11           8          9
 General and administrative                    5           4          5
 Merger expenses                              --           1         --
                                            -----       -----      -----
Total operating expenses                      29          24         23
                                            -----       -----      -----
Income from operations                        19          25         25
Other income, (loss):
 Interest and other income, net                3           3          2
 Impairment adjustment and loss
    on note receivable and
    long-term investments                     --          --         --
 Settlement income related to
   unauthorized trading of investments
   by third parties                           --          --          1
                                            -----       -----      -----
Income before income taxes                    22          28         28
Provision for income taxes                     8          11         11
                                            -----       -----      -----
Net income                                    14%         17%        17%
                                            =====       =====      =====

    1998 COMPARED TO 1997

      REVENUES

        Revenues of $283.1 million in 1998 were essentially flat when compared with 1997 revenues of $282.3 million. Although product revenues decreased 3% to $274.4 million in 1998 compared to $282.1 million in 1997, royalty income and technology fees increased to $8.7 million in 1998 versus $208,000 in 1997. The decrease in product revenues was largely the result of a 12% decrease in revenues from sales of HiGain products. Unit shipments of HiGain products during 1998 were 30% higher than 1997 unit shipments, but average selling prices decreased 34%. This decline in HiGain revenue was offset by increases in sales of ETSI, PG-Flex and PG-Plus products. Revenues from sales of ETSI products increased 87% in 1998 despite a 16% decrease in average selling prices for those products. Revenues from 1998 sales of PG-Flex and PG-Plus products were more than three times the level of sales in 1997. PG-Flex and PG-Plus revenues represented 17% of total revenue, up from 5% of total

1997 revenues. We expect that PG-Flex and PG-Plus revenues will continue to become a greater portion of total revenue in the future. Revenues from sales of PG-2 and Campus products decreased 39% and 40%, respectively, in 1998 compared to 1997, the result of decreased unit shipments and lower average selling prices. Unit shipments of PG-2 products decreased 35% and average selling prices decreased 6% in 1998. Unit shipments of Campus products decreased 33% and average selling prices decreased 10% in 1998. The increase in royalty income and technology fees was primarily the result of the Falcon chip licensing agreement entered into during the first quarter of 1998.

        Aggregate sales to local telephone companies affiliated with the five RBOCs accounted for approximately 55% and 58% of our total revenues for 1998 and 1997, respectively. Revenue per average employee decreased to $381,000 in 1998, compared to $432,000 in 1997.

        As reported in Form 10-Q for the quarter ended September 30, 1998, a large customer awarded a primary source HDSL contract to one of our competitors during the fourth quarter of 1998. We previously supplied the dominant share of HDSL product to this account. We expect there will be a decline in HDSL revenue sold to this account, although the amount of the decline is not known. This decline could have a material adverse effect on our future operating results.

        GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and warranty reserves. In 1998, our gross profit as a percentage of total revenues decreased to 48% from 49% in 1997. The decrease in gross margin percentage was largely the result of decreases in average selling prices, which were partially offset by our cost reduction efforts and higher margin royalty income. We continue to place emphasis on continuing cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increase in volume to offset declining average selling prices of our products. We expect that increased competition will continue to place downward pressure on average selling prices. To the extent that we are unable to offset these decreases with our cost reduction efforts, or to introduce and sell new products with higher gross product margins, we will continue to experience a decline in our gross margin.

        OPERATING EXPENSES

        Operating expenses, excluding merger expenses, increased 24% to $81.0 million in 1998 from $65.4 million in 1997. Nearly half of the increase in absolute operating expense levels related to selling and marketing expenditures and approximately one third of the increase related to research and development expenses. We plan to increase our relative spending in engineering and field sales support in an effort to continue to develop and market new products and technologies. As a percentage of revenue, operating expenses, excluding merger expenses in 1997, were 29% for 1998 and 23% for 1997.

        Research and development expense increased 17% to $37.6 million in 1998 from $32.0 million in 1997. Research and development expense was 13% of total revenues in 1998 compared to 11% in 1997. The increase in expenses was primarily due to the addition of personnel for the development of new products, specifically, development programs for PG-Plus II and megabit access products, including the Avidia System integrated access concentrator, and sustaining, enhancement and cost reduction programs for HiGain, PG-Flex, PG-Plus, Falcon chip technology and Campus products. The remainder of the increases consisted of outside development consulting fees, external engineering charges and costs specific to achieving new product approval, offset by reimbursement for development services sold to outside parties.

        Selling and marketing expense increased 32% to $30.1 million in 1998 from $22.8 million in 1997. The increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, and additional advertising, trade show and other promotional expenditures designed to market our new products and technology. In addition, costs related to the expansion of our presence in the international market increased 30% over the prior year. We anticipate higher selling and marketing spending levels in the future in order to maintain our leadership position in the xDSL market and to secure market share in the subscriber and megabit access markets. Selling and marketing expense as a percentage of total revenues was 11% in 1998 and 8% in 1997.

        General and administrative expense increased to $13.3 million in 1998 from $10.6 million in 1997. Fees for outside services related to the upgrade of our software systems, and increases in expenditures for computer software and equipment repair and maintenance, insurance and legal fees represented the majority of these increases. General and administrative expense as a percentage of total revenues was 5% in 1998 compared to 4% in 1997.

        MERGER EXPENSES

        Expenses related to the acquisition of Avidia Systems, Inc. aggregating approximately $2.6 million were charged against PairGain's operations in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banking fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

        INCOME FROM OPERATIONS

        As a result of the above, income from operations for 1998 was $55.5 million compared to $71.7 million in 1997. As a percentage of revenues, income from operations was 19% in 1998 and 25% in 1997. Excluding merger expenses, income from operations was $74.4 million or 26% of revenues in 1997.

        INTEREST AND OTHER INCOME, NET

        Net interest income was $9.1 million in 1998 and $6.9 million in 1997. The increase in interest income was the result of increased average cash balances. Included in interest and other income in 1998 is $73,000 loss on the sale of a fixed asset.

        IMPAIRMENT ADJUSTMENT AND LOSS ON NOTE RECEIVABLE AND LONG-TERM INVESTMENTS

        In June 1996, we made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. We purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. In the fourth quarter of 1998, we determined that E/O's market value had decreased. Based upon that determination, we recorded an impairment adjustment of $1.5 million during the fourth quarter of 1998 to reflect an impairment in our investment in E/O.

        In July 1995, we entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). The agreements provided for the incorporation of Sourcecom's networking technology into our current and future transmission products. Under the terms of the agreements, we loaned Sourcecom $2.7 million and had rights to purchase a minority ownership position. The note bore interest at the prime rate less one percent, payable monthly, with the principal balance due July 1999.

        In April 1996, we purchased approximately 150,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000. In September 1996, we purchased approximately 321,000 shares of Sourcecom's Common Stock for an aggregate of $271,000. Shares purchased have been adjusted to reflect Sourcecom's two-for-one stock split, effective September 24, 1996.

        In the third quarter of 1997, Sourcecom filed for protection from creditors under the U.S. Bankruptcy Act. Accordingly, we recorded an impairment adjustment of $544,000 during the third quarter of 1997 to reflect an impairment in our investment in Sourcecom. In December 1997, Sourcecom and PairGain reached an agreement for a mutual release of all claims. Under the terms of the release, Sourcecom paid us $2.6 million to settle the loan made under the original agreements. In the fourth quarter of 1997, we wrote-off the balance of the note and associated legal fees aggregating $200,000.

        PROVISION FOR INCOME TAXES

        Our provision for income taxes decreased to $23.6 million in 1998, compared to $30.3 million in 1997. The effective tax rate during 1998 was 37%. The effective tax rate during 1997 was 39%.

        Excluding non-deductible merger expenses, the 1997 effective tax rate was 38%. The primary reason for the reduction in our effective tax rate was due to an increase in non-taxable interest income.

        NET INCOME AND EARNINGS PER SHARE

        Net income for the year ended December 31, 1998 was $39.5 million compared to $47.6 million for the year ended December 31, 1997. Excluding merger expenses, net income was $50.3 million in 1997.

        Basic earnings per share for 1998 were $0.56 per share compared to $0.70 per share for 1997. Excluding merger expenses, basic earnings per share for 1997 were $0.74 per share.

        The weighted average number of common shares outstanding were 70.2 million for 1998 and 68.0 million for 1997. This increase in common shares outstanding was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan, offset by the repurchase of shares during 1998 under the Employee Incentive Stock Option/Stock Issuance Plan, the Employee Stock Purchase Plan and the Share Buyback Plan.

        Dilutive earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.53 per share in 1998 compared to $0.63 per share in 1997. Excluding merger expenses, dilutive earnings per share were $0.67 per share in 1997. The weighted average number of common and common equivalent shares outstanding was 74.8 million in 1998 and
75.2 million in 1997.

    1997 COMPARED TO 1996

        REVENUES

        Revenues increased 37% to $282.3 million in 1997 compared with $205.5 million in 1996. This increase was primarily due to a 39% increase in unit sales volume of our HiGain products and, to a lesser extent, a 57% and 41% increase in unit sales volume of our Campus and PG-2 products, respectively. These increases were partially offset by declines in the average selling prices of HiGain and Campus products of 16% and 13%, respectively. In addition, revenues from our PG-Flex, PG-Plus and megabit access products increased to 7% of total revenues in 1997 compared to 2% in 1996. Revenue per average employee increased to $432,000 in 1997, compared to $399,000 in 1996.

        Aggregate sales to local telephone companies affiliated with the five RBOCs accounted for approximately 58% and 63% of our total revenues for 1997 and 1996, respectively.

        GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and warranty reserves. In 1997, our gross profit as a percentage of total revenues increased to 49% from 48% in 1996 despite decreases in average selling prices and increases in overhead spending and provisions for inventory and warranty reserves. Our continuing effort toward cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume was the primary reason for our ability to increase gross margin to 49% of revenues in 1997.

        OPERATING EXPENSES

        Operating expenses, excluding merger expenses, increased 38% to $65.4 million in 1997 from $47.5 million in 1996. As a percentage of revenue, operating expenses, excluding merger expenses in 1997, were 23% for 1997 and 1996. The majority of the increase in absolute operating expense levels was in the area of research and development with the remainder of the increase coming from selling and marketing expenses. We plan to increase our relative spending in engineering and field sales support in an effort to continue to develop and market new products and technologies such as the subscriber and megabit access product lines and the newly released FalconTM DMT ADSL chip.

        Research and development expense increased 64% to $32.0 million in 1997 from $19.5 million in 1996. Research and development expense was 11% of total revenues in 1997 compared to 9% in 1996. The increase in expenses was primarily due to the addition of personnel for the development of new products, specifically, development programs for PG-Flex, PG-Plus, Falcon chip technology and megabit access products, and sustaining, enhancement and cost reduction programs for HiGain and Campus products. Costs for prototype expenditures as new products were tested in the lab and payments to consultants where specific resources were needed in the development process also increased in 1997 over the prior year. We anticipate that research and development expenses will continue to increase as new products are further developed and other xDSL technologies and applications are pursued.

        Selling and marketing expense increased 30% to $22.8 million in 1997 from $17.6 million in 1996. Selling and marketing expense as a percentage of total revenues was 8% in 1997 and 9% in 1996. The increase in absolute expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, and additional advertising and trade show expenditures designed to market our new products and technology. In addition, costs related to the expansion of our presence in the international market more than doubled over the prior year. We anticipate higher selling and marketing spending levels in the future in order to maintain our leadership position in the xDSL market and to secure market share in the subscriber and megabit access markets.

        General and administrative expense increased to $10.6 million in 1997 from $10.4 million in 1996. Increases in personnel-associated costs and expenditures for computer equipment, software maintenance and consulting fees related to upgrading our information system capabilities were offset by decreases in legal fees and provisions for bad debts. General and administrative expense as a percentage of total revenues was 4% in 1997 compared to 5% in 1996.

        MERGER EXPENSES

        Expenses related to the acquisition of Avidia Systems, Inc. aggregating approximately $2.6 million were charged against our operations in the quarter ended March 31, 1997. These expenses consisted of $1.8 million in investment banking fees, $588,000 in legal fees, $120,000 in accounting fees and $121,000 in other expenses.

        INTEREST AND OTHER INCOME, NET

        Net interest income was $6.9 million in 1997 and $3.7 million in 1996. The increase in interest income was the result of increased average cash balances. Included in interest and other income were realized gains on sales of short-term investments of $23,000 in 1997.

        LOSS ON NOTE RECEIVABLE AND LONG-TERM INVESTMENT

        In July 1995, we entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). The agreements provided for the incorporation of Sourcecom's networking technology into our current and future transmission products. Under the terms of the agreements, we loaned Sourcecom $2.7 million and had rights to purchase a minority ownership position. The note bore interest at the prime rate less one percent, payable monthly, with the principal balance due July 1999.

        In April 1996, we purchased approximately 150,000 shares of Sourcecom's Series A Preferred Stock for an aggregate of $273,000. In September 1996, we purchased approximately 321,000 shares of Sourcecom's Common Stock for an aggregate of $271,000. Shares purchased have been adjusted to reflect Sourcecom's two-for-one stock split, effective September 24, 1996.

        In the third quarter of 1997, Sourcecom filed for protection from creditors under the U.S. Bankruptcy Act. Accordingly, we recorded an impairment adjustment of $544,000 during the third quarter of 1997 to reflect an impairment in our investment in Sourcecom. In December 1997, Sourcecom and PairGain reached an agreement for a mutual release of all claims. Under the terms of the release, Sourcecom paid us $2.6 million to settle the loan made under the original agreements. In the fourth quarter of 1997, we wrote-off the balance of the note and associated legal fees aggregating $200,000.

        SETTLEMENT INCOME RELATED TO UNAUTHORIZED TRADING OF INVESTMENTS BY THIRD PARTIES

        As described in Note 16 of Notes to the Consolidated Financial Statements, we incurred a loss of $15.8 million from unauthorized and inappropriate trading of investments by third parties in 1995.

        In January 1996, we received copies of complaints filed derivatively by a PairGain stockholder on behalf of PairGain, naming as defendants our directors and certain officers, as well as Capital Insight and Mr. S. Jay Goldinger, its president, and a brokerage firm used in executing and clearing transactions authorized by Mr. Goldinger. The derivative complaint stated causes of action for breach of fiduciary duty, abuse of control, constructive fraud, gross mismanagement and waste of corporate assets. The suit sought an award in the amount of all damages sustained by us including the losses of $15.8 million and legal fees and expenses.

        In September 1996, PairGain and other parties to the derivative suits described above executed definitive settlement agreements to settle and dismiss the derivative suits. The Court approved the settlement on November 19, 1996. Under the terms of the settlement, we received $2.5 million from a brokerage firm involved in processing the investments for Capital Insight, and we paid plaintiff's attorneys fees of $450,000. The impact of the settlement was recorded in our financial statements for the year ended December 31, 1996.

        PROVISION FOR INCOME TAXES

        Our provision for income taxes increased to $30.3 million in 1997, compared to $22.8 million in 1996. The effective tax rate during 1997 was 39%. The effective tax rate during 1996 was 40%.

        Excluding non-deductible merger expenses, the 1997 effective tax rate was 38%. The primary reason for the reduction in our effective tax rate was due to additional research and development tax credits.

        NET INCOME AND EARNINGS PER SHARE

        Net income for the year ended December 31, 1997 was $47.6 million compared to $34.9 million for the year ended December 31, 1996. Excluding merger expenses, net income was $50.3 million in 1997.

        Basic earnings per share for 1997 were $0.70 per share compared to $0.54 per share for 1996. Excluding merger expenses, basic earnings per share for 1997 were $0.74 per share.

        The weighted average number of common shares outstanding were 68.0 million for 1997 and 64.2 million for 1996. This increase in common shares outstanding was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan.

        Dilutive earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.63 per share in 1997 compared to $0.47 per share in 1996. Excluding merger expenses, dilutive earnings per share were $0.67 per share in 1997. The weighted average number of common and common equivalent shares outstanding was 75.2 million in 1997 and
73.7 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1998, we had $233.9 million in cash, cash equivalents and short-term investments and $257.7 million in working capital, compared to $176.6 million in cash, cash equivalents and short-term investments and $214.7 million in working capital in 1997. These figures represent an increase of $57.3 million in cash, cash equivalents and short-term investments and $43.0 million in working capital over December 31, 1997. These increases were primarily attributable to cash generated from operations of $70.3 million offset by capital expenditures of $10.6 million and the net effect of cash generated from the issuance of Common Stock resulting from exercises of options and warrants and Common Stock sold under the Employee Stock Purchase Plan of $6.8 million, less $8.0 million for the repurchase of shares in 1998 under the Employee Incentive Stock Option/Stock Issuance Plan, the Employee Stock Purchase Plan and the Share Buyback Plan. In 1997, we had cash flow from operations of $66.3 million. In addition, $8.5 million in cash was generated from the issuance of stock resulting from the exercises of common stock options and Common Stock sold under the Employee Stock Purchase Plan.

        Accounts receivable decreased to $20.2 million at December 31, 1998, compared to $35.4 million at December 31, 1997. The decrease in accounts receivable at December 31, 1998 was primarily due to lower revenue levels during the fourth quarter of 1998 compared to the fourth quarter of 1997. Gross inventories increased $1.1 million to $51.7 million at December 31, 1998 compared to $50.6 million at December 31, 1997, due to increased stocking levels to support future shipments. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased to $17.4 million at December 31, 1998 compared to $20.1 million at December 31, 1997. The decrease in these reserves resulted primarily from the write-off of scrap materials, excess and obsolete inventories and test and evaluation inventories of $4.8 million, offset by an increase in the reserve of $2.2 million. Our net inventory turns were 4.3 times in 1998 compared to 4.7 times in 1997.

        Capital expenditures were $10.6 million, $13.5 million, and $7.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Included in 1998 expenditures was $5.8 million of software and equipment purchased to upgrade our information system capabilities, including $2.2 million in software development costs capitalized under the provisions of AICPA Statement of Position 98-1, "Accounting For The Costs of Computer Software Developed or Obtained For Internal Use." Software and equipment purchased to upgrade our information system capabilities in 1997 and 1996 were $3.5 million and $450,000, respectively.

        Additional expenditures in 1998 included expenditures for test equipment of $3.6 million, leasehold improvements of $460,000 related to a data center and warehouse located in our engineering and production facility adjacent to our Tustin headquarters and a $193,000 prepayment for leasehold improvements to a new facility for our research and development office in Raleigh, North Carolina, made pursuant to the terms of a lease we entered into with the current landlord in Raleigh in December 1998 for a new 40,000 square foot facility. This facility is being built to our specifications at a total cost of $860,000, with additional payments for the improvements to be made at quarterly intervals until one month after occupancy. Occupancy is expected to commence in August or September 1999. Once occupancy begins, the lease for the old facility will be terminated without penalty.

        Additional expenditures in 1997 included $1.2 million for a manufacturing and material handling system, $1.8 million in improvements to our new engineering and production facility adjacent to our main Tustin facility and $4.8 million for test equipment primarily related to new products. Expenditures in 1996 also included $251,000 in leasehold improvements at two of our Tustin facilities and $158,000 in leasehold improvements at our Raleigh, North Carolina research and development center.

        On October 14, 1998 we announced that our Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of our outstanding common shares. As of December 31, 1998, we had repurchased 1,000,000 shares at a cost of approximately $7.2 million. We intend to use our current cash for any future repurchase of shares under this plan.

        In December 1996, we received $2.6 million from Sourcecom in full payment of a $2.7 million loan made in 1995. See Note 7 of Notes to the Consolidated Financial Statements.

         We maintain an unsecured line of credit with a bank. The line allows maximum borrowings of $5.0 million, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate

(7.75% at December 31, 1998). At December 31, 1998, we had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. We were in compliance with the financial and other covenants at December 31, 1998. The agreement expires May 1, 1999. We typically renew the line upon expiration.

        We have signed an agreement to purchase our Tustin, California headquarters facility from our current landlord. The purchase price is $4.9 million, which will be paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005. Escrow is expected to close during the second quarter of 1999.

        We have no other material near-term commitments for our funds. We believe that the current cash and short-term investment balances and internally generated cash flow will be sufficient to meet our working capital and capital expenditure requirements through 1999. To the extent that our existing resources, together with future earnings, are insufficient to fund our future activities, we may need to raise additional funds through public or private financings.

YEAR 2000 READINESS DISCLOSURE

        Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions globally (the "Year 2000 Issue"). The potential costs and uncertainties associated with the Year 2000 Issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, creditors and suppliers.

        The following discussion addresses the manner in which the Year 2000 Issue affects PairGain, including: our state of readiness; the costs to address our Year 2000 issues; the risks of our Year 2000 issues; and our contingency plans.

    OUR STATE OF READINESS

        In determining our state of readiness regarding the Year 2000 Issue, management is assessing compliance in the following areas: our products, our internal systems and the readiness of our key suppliers and major customers.

        We have implemented a Year 2000 Project (the "Project") to address and correct Year 2000 compliance issues with regard to our operating systems and the readiness of our suppliers and customers. The Project is administered by a Steering Committee, which includes senior representatives from operations, engineering, finance, information management and independent outside consultants. The Project is composed of five phases:

        o  Awareness;
        o  Inventory and Assessment;
        o  Replacement and Upgrade;
        o  Testing and Validation; and
        o  Implementation and Post-Implementation.

        The AWARENESS phase is intended to ensure that our senior management, Board of Directors, associates and customers are aware of the Year 2000 Issue and the possible problems it may cause. Initial contact has been completed, and communication will continue throughout the span of the Project and beyond December 31, 1999 to ensure successful business operation after the Year 2000.

         The INVENTORY AND ASSESSMENT phase of the Project will assess the readiness of all computer hardware and software that we, including all of our departments, business partners, properties and interfaces to vendors, use in all aspects of our business operations. This includes, but is not limited to, information technology systems and non-information technology systems (which may include embedded technology such as microcontrollers) as follows:


         Information Technology Systems              Non-Information Technology Systems
-----------------------------------------------     -----------------------------------
o Personal computer hardware, software and          o Alarms
  applications                                      o Access systems and door locks
o Local Area Networks hardware, software and        o Facsimile and photocopy machines
  applications                                      o Building systems including elevators,
o Mainframe hardware, software and applications       HVAC, life safety systems, public
o Telephone systems                                   utilities and others

        Our products that are currently being sold or that have been sold in the past will be classified into three main categories.

    o NO IMPACT: Units with no internal electronics or processing capabilities or units with processing capabilities that do not perform date math calculations.

    o MINOR IMPACT: Units that possess date math processing capabilities, but any Year 2000 related failure with either have no impact on the actual performance of the unit (i.e., incorrect date display only), or would require a one-time user intervention to rest the unit once the clock turned from December 31, 1999 to January 1, 2000. Units in this category will be reviewed on a case by case basis by the Product Manager to determine whether or not testing is warranted.

    o MAJOR IMPACT: Units that possess significant date math processing capabilities. Every unit in this classification will be tested for Year 2000 compliance.

        We have adopted BellCore GR-2945-CORE, Issue 1 standard for definition of "Year 2000 Compliant" products as the majority of our products are sold to Bell operating companies. Testing of our products is being completed by Nationally Recognized Test Labs ("NRTL"). To date, all PairGain products tested have been Year 2000 compliant without modification. If any products are subsequently determined not to be compliant, we have pledged to immediately notify all customers who have purchased any of the non-complaint products and to upgrade or replace any of the installed, non-compliant products in accordance with our standard warranty policy, regardless of whether the equipment is still in the warranty period.

        Inventory of our internal systems has been completed. An assessment of the readiness of the external entities with which we interface such as vendors, customers, payment systems and others is ongoing. Letters were sent to 100 of our suppliers. Responses have been received from 90% of those companies with 35% indicating they were already Year 2000 compliant and the remaining still working on the issue. We have multiple sources for almost every part that we use in our products. If any one supplier cannot, for one reason or another, comply with the Year 2000 requirements, we anticipate being able to procure the parts from another supplier who is compliant. We plan to work closely with those suppliers who provide sole source components to ensure that they are Year 2000 compliant before any interruption occurs or will address the sole source issue in other ways. We have established a target date of July 1, 1999 for completion of this task.

        Our major customers have disclosed their intent to be Year 2000 compliant by December 31, 1999 in recent SEC filings and on public websites. We continue to have formal communications with all of our significant suppliers and large customers to determine the extent, if any, to which we are vulnerable to those third parties' failure to remedy their own Year 2000 Issue. There can be no guarantee that our systems or the systems of other companies will be compliant in a timely manner. We are aggressively seeking resolution to those situations which might carry a material impact and might adversely affect us.

        During the REPLACEMENT AND UPGRADE phase of the Project, our internal software and systems that are not Year 2000 compliant will be repaired or replaced. In addition, vendor monitoring will be performed to ensure and oversee efforts made by vendors regarding Year 2000 compliance. It is our intention to gain Year 2000 compliance assurances with all new contracts and leases, renewals of existing contracts and purchases of software applications. This phase is expected to be completed by July 1, 1999.

        During the TESTING AND VALIDATION phase, a standard test methodology will be used to ensure that all components correctly handle the century date changes and that those changes do not adversely impact current functionality and operation of the components. A checklist of ten minimum requirements was created to certify an internal system or application is compliant. The target date for completion of the initial testing and validation of components has been set for July 1, 1999. Testing and validation of these systems will continue through the end of 1999 to ensure successful business operations.

        During the IMPLEMENTATION AND POST-IMPLEMENTATION phase, components will be implemented into production upon completion of upgrade and testing, and operated in a production environment. Constant monitoring and communication will also be a focus point and objective. A system change control process will be used to ensure that subsequent changes are not made to Year 2000 compliant components unless those changes have been tested for compliance. Implementation of the Project is expected to be completed by July 1, 1999. A team will be established to cater to all questions and issues that may arise during and post century change. Post-implementation, including continued monitoring and communication, will continue through March 31, 2000 to ensure our successful operation after January 1, 2000.

    THE COSTS TO ADDRESS OUR YEAR 2000 ISSUES

        The total cost to address our Year 2000 Issue is not expected to be material to our financial condition. We are using both internal and external resources to reprogram, or replace, and test our software for Year 2000 modifications. We do not separately track internal costs incurred on the Year 2000 Project, which principally include payroll and related costs for our Information Management employees that are being expensed as incurred. Excluding internal costs, we have budgeted approximately $1.1 million for activities specific to the Year 2000 compliance of our information systems. An additional $5.0 million has been budgeted for various other upgrades to software and hardware related to operational functionality which will also make those systems Year 2000 compliant. Purchased hardware and software will be capitalized in accordance with our standard capitalization policy. All other costs related to the project are being expensed as incurred. Budgeted amounts are expected to be spent during 1998 and 1999 but will not be incurred equally over all phases of the Project. As of December 31, 1998 we had spent approximately $3.8 million of these budgeted amounts. These costs are being funded through operating cash flows.

    THE RISKS OF OUR YEAR 2000 ISSUES

         We have placed great importance on our Year 2000 Project and anticipate that our systems will be Year 2000 compliant before the end of 1999. The following are representative of the types of risks that could result in the event that we are not fully compliant by the end of 1999:

    o Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services or product failure.

    o Loss of sales due to failure to meet customer quality expectations or inability to ship products.

    o Increased operational costs due to manual processing, data corruption or disaster recovery.

    o Inability to bill or invoice customers and collect payments in a timely manner.

        In addition to the Year 2000 compliance issues we face with respect to our own systems, we face risks that our vendors' and/or customers' systems, which are not directly under our control, may not become compliant prior to January 1, 2000. In addition, if certain public infrastructure interruptions in areas such as utilities (electricity, water or telephone), transportation, banking or government, result in a disruption of our service, our operations at individual facilities could be impacted for the duration of the disruption.

        As companies shift their information technology budgets toward Year 2000 compliance requirements, it is possible that a reduction in spending for telecommunications equipment could occur in 1999. Because we market our products principally to telephone companies in the United States and Canada, a reduction in telecommunications equipment spending could reduce our revenues and have a material adverse effect on our financial condition and results of operations.

    OUR CONTINGENCY PLANS

        A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario with respect to our Year 2000 compliance, and such scenario has not yet been clearly identified. It is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government. Assuming no major public infrastructure service disruption occurs, we believe that we will be able to manage our Year 2000 transition without a material effect on our results of operations or financial condition. We have not completed contingency plans in the event that a disruption in the public infrastructure does occur.

        The above information is based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates can be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs, and the success of our external customers, suppliers and governmental agencies in addressing the Year 2000 issue.

        The above discussion regarding Year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. When used in the Year 2000 discussion, the words "believes," "expects," "estimates," "planned," "could" and similar expression are intended to identify forward-looking statements. Forward-looking statements included, without limitation, our expectations as to when we will complete the remediation and testing phases of our Year 2000 Plan as well as any contingency plans we formulate; our estimated cost of achieving Year 2000 readiness; and our belief that our internal systems and equipment will be Year 2000 compliant in a timely manner.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," ("SFAS No. 132"). This statement revises and standardizes employers' disclosure requirements about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful. We do not maintain an employee pension plan or any other postretirement benefit plans.

        In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. We do not invest in derivative investments nor do we engage in hedging activity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        At December 31, 1998, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $222.0 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

        A sensitivity analysis was performed on our investment portfolio as of December 31, 1998. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points over a 12-month time horizon. The market value changes for a 50, 100 or 150 basis point increase in short-term treasury security yields were not material due to the overall short-term maturity of our portfolio. As of December 31, 1998, the weighted average maturity of our portfolio is 208 days.

        We limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum average maturity of our overall investment portfolio is limited by policy to 36 months. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, the exposure to market and credit risk is not expected to be material. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

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

    SUPPLEMENTARY FINANCIAL DATA

                                                  SELECTED QUARTERLY FINANCIAL DATA
                                                             (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                     -------------------------------------------------------------
                                       MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                     ------------------------------ -------------- ---------------
                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1998
 Revenues                             $  72,619      $  73,416      $  76,386       $  60,679
 Gross profit                            36,885         37,283         36,866          25,497
 Income  from operations                 17,061         16,406         16,802           5,267
 Net income                              12,162         11,752         11,986           3,599

 Earnings per common share (1)
   Basic                              $    0.17      $    0.17      $    0.17       $    0.05
   Diluted                            $    0.16      $    0.16      $    0.16       $    0.05
 Average shares outstanding(1)
   Basic                                 69,543         70,120         70,589          70,682
   Diluted                               75,203         75,111         74,632          74,257


                                                      FOR THE THREE MONTHS ENDED
                                     -------------------------------------------------------------
                                       MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                     ------------  -------------    -------------   --------------
                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1997
 Revenues                             $  70,749      $  66,369      $  70,697       $  74,510
 Gross profit                            34,969         32,786         34,925          37,074
 Income  from operations                 18,936         16,841         17,585          18,377
 Net income                              11,374         11,720         11,797          12,746

 Earnings per common share(1)
   Basic                              $    0.17      $    0.17      $    0.17       $    0.19
   Diluted                            $    0.15      $    0.16      $    0.16       $    0.17
 Average shares outstanding(1)
   Basic                                 66,865         67,838         68,387          68,874
   Diluted                               75,539         74,736         75,165          75,458

(1) All share and per share amounts have been adjusted for the June 18, 1996 and December 18, 1996 two-for-one stock splits and have been restated to reflect the adoption of SFAS No. 128.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The sections tilted "Directors and Nominees" and "Compliance with
Section 16(a) of the Exchange Act" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information concerning the Executive Officers and Directors of the Company.

      NAME                     AGE                             POSITION
---------------                ---      ---------------------------------------------------
Charles S. Strauch             63       Chairman of the Board
Michael Pascoe                 46       Chief Executive Officer, President and Director
Howard S. Flagg                44       Executive Vice President, Business Development and
                                        Director
Benedict A. Itri               45       Executive Vice President, Chief Technical Officer and
                                           Director
Charles W. McBrayer            50       Senior Vice President, Chief Financial Officer and
                                           Secretary
Dennis Young                   56       Senior Vice President, Operations and Product Line
                                           Management
Howard G. Bubb(1)              44       Director
Robert C. Hawk(1)              59       Director
Robert A. Hoff(2)              46       Director
B. Allen Lay(1,2)              64       Director

--------------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

        Mr. Strauch became a director of the Company in October 1991 and has been Chairman of the Board of Directors of the Company since November 1991. Mr. Strauch served as Chief Executive Officer of the Company from April 1992 until December 1998. Prior to his employment with the Company, Mr. Strauch held executive management positions and directorships with various publicly traded companies including Chief Executive Officer of MSI Data Corporation, a manufacturer of hand-held data collection devices (AMEX); Chief Executive Officer of Magnuson Computer Systems, a manufacturer of main frame computers (Nasdaq); and President/Chief Operating Officer of Memorex, a manufacturer of computer peripherals (NYSE). Mr. Strauch has also held several directorships including Symbol Technologies, EECO Inc. and BMC Industries.

        Mr. Pascoe joined the Company in December 1998 as Chief Executive Officer, President and a member of the Board of Directors. Mr. Pascoe was employed by Newbridge Networks from 1986 to 1998, where his most recent position was President, Newbridge Networks - US and Executive Vice President, North and South America. Mr. Pascoe has also held senior sales, marketing and technical management positions at Rockwell Telcom, MiTel and Nortel/Bell Northern Research.

        Mr. Flagg, a founder of the Company, was named Executive Vice President, Business Development in December 1998, and has been a director of the Company since November 1991. He served as President from November 1991 to December 1998, as Chief Executive Officer from November 1991 to April 1992 and as Vice President, Research and Development from February 1988 to November 1991. Prior to founding the Company, Mr. Flagg founded and served as a principal of Advanced Telecommunications, Inc., an aerospace telecommunications consulting firm.

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

        Mr. Bubb became a director of the Company in December 1997. Mr. Bubb has been President and CEO of Dialogic Corporation since June 1993. From July 1991 through June 1993, Mr. Bubb was an Executive Vice President of Dialogic. Mr. Bubb has served as director for Dialogic since 1994. Mr. Bubb joined Dialogic from Telenova's Lexar subsidiary where he was senior vice president and general manager. Mr. Bubb also held senior management positions at United Technologies, Memorex and Telex corporations.

        Mr. Hawk became a director of the Company in November 1992. Mr. Hawk is President of Hawk Communications and recently retired as President and CEO of U S WEST Multimedia Communications, Inc. From 1988 until 1996, Mr. Hawk served as President of the Carrier Division of U S WEST Communications, Inc. Prior to that time, Mr. Hawk served as Vice President, Marketing and Strategic Planning for CXC Corporation and as Director, Advanced Systems Development for AT&T/American Bell. Mr. Hawk also serves as a director of Covad Communications Group, Inc. (Nasdaq), Xylan Corporation (Nasdaq), Concord Communications (Nasdaq), Radcom (Nasdaq) and Com21 Incorporated (Nasdaq).

        Mr. Hoff became a director of the Company in February 1989. Mr. Hoff has been a general partner of Crosspoint Venture Partners, a private venture capital investment company, since September 1983. Mr. Hoff also serves as a director of privately-held Efficient Networks, Sonoma Systems and Accredited Home Lenders and publicly-held Onyx Acceptance Corporation (Nasdaq), Com21 Incorporated (Nasdaq) and US Web Corporation (Nasdaq).

        Mr. Lay became a director of the Company in February 1989. Mr. Lay has been a general partner of Southern California Ventures, a private venture capital investment partnership, since May 1983. Mr. Lay serves as a director of privately-held Physical Optics Corporation and Waveband, Inc. and of publicly-held ViaSat, Inc. (Nasdaq) and Kofax Imaging Corporation (Nasdaq).

ITEM 11. EXECUTIVE COMPENSATION.

        The section titled "Executive Compensation and Related Information" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

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

  (2) FINANCIAL STATEMENT SCHEDULE:

        The following financial schedule for the years 1998, 1997 and 1996 is included in a separate section of this Annual Report on Form 10-K commencing on page S-1:

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

  (3) EXHIBITS:

    (a) 3.4  Certificate of Incorporation of Registrant, a Delaware corporation

    (a) 3.5 Form of Agreement and Plan of Merger of Registrant, a Delaware corporation, and Registrant, a California corporation

    (a) 3.6  Bylaws of Registrant, a Delaware corporation

    (a)10.1  PairGain Technologies, Inc. 1990 Stock Option Plan (the "1990
             Plan")

    (a)10.2  Form of Incentive Stock Option Agreement pertaining to the 1990
             Plan

    (a)10.3 Form of Supplemental Incentive Stock Option Agreement pertaining to the 1990 Plan

    (a)10.4 Form of Nonstatutory Stock Option Agreement pertaining to the 1990 Plan

    (a)10.5 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan (the "1993 Plan")

    (a)10.6  Form of Stock Option Agreement pertaining to the 1993 Plan

    (a)10.7  Form of Stock Issuance Agreement pertaining to the 1993 Plan

    (a)10.8 Contract No. BA07617 dated as of October 27, 1990, between the Registrant and Bell Atlantic Network Services, Inc., as amended

    (a)10.9 Stock Option Agreement dated June 23, 1992 between the Registrant and Charles S. Strauch

    (a)10.10 Stock Option Agreement dated June 23, 1992 between the Registrant and Howard S. Flagg

    (a)10.11 Stock Option Agreement dated June 23, 1992 between the Registrant and Benedict A. Itri

    (a)10.12 Agreement dated April 26, 1991 between the Registrant and Brooktree Corporation

    (a)10.13 Loan and Security Agreement dated as of July 31, 1991, between the Registrant and Silicon Valley Bank, as amended

    (a)10.14 Standard Sublease dated as of October 29, 1991, between the Registrant and Kirkwood Dynaelectric Company

    (a)10.15 Series B Preferred Stock Purchase Agreement dated as of January 17, 1992, among the Registrant and the investors listed therein

    (a)10.16 Industrial Lease dated as of March 17, 1992, between the Registrant and Alondra Shoemaker Associates

    (a)10.17 Warrant to Purchase Stock dated June 22, 1992, issued to Silicon Valley Bank

    (a)10.18 Development and license Agreement and Remote HDSL OEM Agreement both dated June 30, 1992, between the Registrant and ADC Telecommunications, Inc.

    (a)10.19 Agreement No. PR-6727-A dated September 11, 1992, between the Registrant and Bell South Telecommunications, Inc., as amended

    (a)10.20 Series B Preferred Stock Purchase Agreement dated as of September 30, 1992, among the Registrant and the investors listed therein

    (a)10.21 Registration Rights Agreement dated as of September 30, 1992, among the Registrant, Alcatel Network Systems, Inc., and the investors listed therein

    (a)10.22 License and Distribution Agreement dated September 30, 1992, between the Registrant and Alcatel Network Systems, Inc.

    (a)10.23 PairGain Technologies, Inc. Series D Preferred Stock Purchase Warrant dated September 30, 1992, issued to Alcatel Network Systems, Inc.

    (a)10.24 Subordinated Demand Promissory Note, principal amount $3,000,000, dated September 30, 1992, issued to Alcatel Network Systems, Inc.

    (a)10.25 PairGain Technologies, Inc. Common Stock Purchase Warrant dated March 25, 1993, issued to Ventana Leasing, Inc.

    (a)10.26 PairGain Technologies, Inc. Common Stock Purchase Warrant dated March 25, 1993, issued to Praktikerfinans A.B.

    (a)10.27 Form of Indemnification Agreement

    (b)10.28 Sublease Agreement dated as of August 1, 1994, between the Registrant and LH Research

    (b)10.29 Lease Agreement dated January 30, 1995 between the Registrant and Mr. Niles Gates

    (c)10.30 Senior Note and Warrant Purchase Agreement dated July 24, 1995 between PairGain Technologies, Inc. and Sourcecom Corporation

    (c)10.31 Warrant Agreement dated July 24, 1995 between PairGain Technologies, Inc. Sourcecom Corporation

    (c)10.32 Investor Right Agreement dated July 24, 1995 between PairGain Technologies, Inc. Sourcecom Corporation

    (c)10.33 Stock Purchase Agreement dated July 24, 1995 between PairGain Technologies, Inc. Sourcecom Corporation

    (d)10.34 PairGain Technologies, Inc. Common Stock Purchase Warrant dated May 10, 1995, issued to Brobeck, Phleger & Harrison

    (d)10.35 PairGain Technologies, Inc. Common Stock Purchase Warrant dated August 3, 1995, issued to Nexus Applied Research, Inc.

    (d)10.36 Amendment to Loan and Security Agreement dated May 3, 1995, between the Registrant and Silicon Valley Bank

    (e)10.37 Lease Agreement dated May 30, 1996 between the Registrant and Parker-Raleigh Development XXIII, Limited Partnership

    (f)10.38 PairGain Technologies, Inc. 1996 Non-Employee Directors Stock Option Plan

    (g)10.39 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

    (i)10.40 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

    (j)10.41 Lease Agreement dated December 25, 1996 between the Registrant and the Cheek Family Trust "D"

    (j)10.42 Lease Agreement dated January 7, 1997 between the Registrant and Catellus Development Corporation

    (k)10.43 Avidia Systems, Inc. 1996 Stock Plan (the "Avidia Plan")

    (k)10.44 Form of Incentive Stock Option Agreement pertaining to the Avidia Plan

    (k)10.45 Form of Non-Qualified Stock Option Agreement pertaining to the Avidia Plan

    (k)10.46 Form of Stock Option Assumption Agreement pertaining to the Avidia Plan

    (l)10.47 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

    (m)10.48 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

    (n)10.49 Rights Agreement between PairGain Technologies, Inc. and U.S.
             Stock Transfer Corporation as Rights Agent, dated as of December 3, 1998

    10.50 Form of Change in Control Agreement with Executive Officers and Other Key Employees

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

(m) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement on Form S-8, as filed with the Commission on July 28, 1998.

(n) Incorporated herein by reference to Exhibit number 1 to the Company's Registration Statement on Form 8-A, as filed with the Commission on December 15, 1998.

    (B)  REPORTS ON FORM 8-K:

        A Form 8-K was filed on December 10, 1998 citing Item 5, Other Events, following the Company's December 3, 1998 press release which announced the appointment of Michael Pascoe to the position of President, Chief Executive Officer and member of the Board of Directors. In addition, the Company announced that it expected that both revenues and operating earnings for the fourth quarter of 1998 would be significantly below current market expectations.

        A Form 8-K was filed on December 15, 1998 citing Item 5, Other Events, following the Company's December 8, 1998 press release which announced the adoption of a Stockholder Rights Plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held at the close of business on December 14, 1998. The Rights Agreement, dated as of December 3, 1998, was submitted with the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 15, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PAIRGAIN TECHNOLOGIES, INC.

      Date: March 29, 1999          By:           /S/ MICHAEL PASCOE
                                        ----------------------------------------
                                                    Michael Pascoe
                                                     (Registrant)
                                         Chief Executive Officer and President
                                             (Principal Executive Officer)

      Date: March 29, 1999          By:         /S/ CHARLES W. MCBRAYER
                                        ----------------------------------------
                                                  Charles W. McBrayer
                                                Senior Vice President,
                                         Chief Financial Officer and Secretary
                                             (Principal Financial Officer)

      Date: March 29, 1999          By:           /S/ ROBERT R. PRICE
                                        ----------------------------------------
                                                    Robert R. Price
                                        Vice President and Corporate Controller
                                            (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                           Title                         Date
     ------------------------------    -------------------------------    -------------------

     /S/ CHARLES S. STRAUCH            Chairman of the Board                March 29, 1999
     ------------------------------
     Charles S. Strauch


     /S/ MICHAEL PASCOE                Chief Executive Officer,             March 29, 1999
     ------------------------------    President and Director
     Michael Pascoe


     /S/ HOWARD S. FLAGG               Executive Vice President,            March 29, 1999
     ------------------------------    Business Development
     Howard S. Flagg                   and Director


     /S/ BENEDICT A. ITRI              Executive Vice President,            March 29, 1999
     ------------------------------    Chief Technical Officer and
     Benedict A. Itri                  Director


     /S/ HOWARD G. BUBB                Director                             March 29, 1999
     ------------------------------
     Howard G. Bubb


     /S/ ROBERT C. HAWK                Director                             March 29, 1999
     ------------------------------
     Robert C. Hawk


     /S/ ROBERT A. HOFF                Director                             March 29, 1999
     ------------------------------
     Robert A. Hoff


     /S/ B. ALLEN LAY                  Director                             March 29, 1999
     ------------------------------
     B. Allen Lay

                           PAIRGAIN TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    CONTENTS


                                                                          PAGE
                                                                          ----
    Independent Auditors' Report                                           F-2

    Consolidated Financial Statements:

      Consolidated Balance Sheets                                          F-3
      Consolidated Statements of Income                                    F-4
      Consolidated Statements of Comprehensive Income                      F-5
      Consolidated Statements of Stockholders' Equity                      F-6
      Consolidated Statements of Cash Flows                                F-7
      Notes to Consolidated Financial Statements                           F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
PairGain Technologies, Inc.
Tustin, California

We have audited the accompanying consolidated balance sheets of PairGain Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PairGain Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
January 26, 1999

                           PAIRGAIN TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                ASSETS
                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                  1998            1997
                                                                               ----------      ----------
Current assets:
   Cash and cash equivalents                                                   $  131,923      $  111,602
   Short-term investments (Note 4)                                                102,011          64,983
   Accounts receivable, less allowance for doubtful accounts of
     $900 and $955 at December 31, 1998 and 1997, respectively                     20,226          35,429
   Inventories (Note 5)                                                            34,320          30,538
   Deferred tax assets (Note 10)                                                   13,249          15,419
   Other current assets                                                             5,463           3,655
                                                                               ----------      ----------
TOTAL CURRENT ASSETS                                                              307,192         261,626
Property and equipment, net (Note 6)                                               19,482          17,423
Long-term investment (Note 7)                                                       1,500           3,000
Other assets                                                                          346             370
                                                                               ----------      ----------
TOTAL ASSETS                                                                   $  328,520      $  282,419
                                                                               ==========      ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                      $    6,358      $    8,527
   Accrued expenses (Note 9)                                                       27,002          21,702
   Accrued income taxes (Note 10)                                                  16,119          16,673
                                                                               ----------      ----------
TOTAL CURRENT LIABILITIES                                                          49,479          46,902
                                                                               ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

Stockholders' equity (Notes 12 and 13):
   Preferred stock, $.001 par value:
     Authorized shares -- 2,000,000
     Issued and outstanding shares -- None                                             --              --
   Common stock, $.0005 par value:
     Authorized shares -- 175,000,000
     Issued and outstanding shares -- 70,039,814 and 69,023,713
       at December 31, 1998 and 1997, respectively                                     35              34
   Additional paid-in-capital                                                     150,807         146,704
   Deferred compensation                                                              (84)           (161)
   Accumulated other comprehensive loss (Note 15)                                    (501)           (345)
   Retained earnings                                                              128,784          89,285
                                                                               ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                                        279,041         235,517
                                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  328,520      $  282,419
                                                                               ==========      ==========

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                  1998               1997               1996
                                                              ------------       ------------       ------------
Revenues (Note 3):
   Product sales                                              $    274,377       $    282,117       $    205,408
   Royalty income and technology licensing fees                      8,723                208                 97
                                                              ------------       ------------       ------------

TOTAL REVENUES                                                     283,100            282,325            205,505

Cost of revenues                                                   146,569            142,571            106,518
                                                              ------------       ------------       ------------

Gross profit                                                       136,531            139,754             98,987
                                                              ------------       ------------       ------------

Operating expenses:
   Research and development                                         37,576             31,982             19,512
   Selling and marketing                                            30,098             22,808             17,585
   General and administrative                                       13,321             10,583             10,364
   Merger expenses (Note 2)                                             --              2,642                 --
                                                              ------------       ------------       ------------

Total operating expenses                                            80,995             68,015             47,461
                                                              ------------       ------------       ------------

INCOME FROM OPERATIONS                                              55,536             71,739             51,526

Other income (loss):
   Interest and other income, net                                    9,029              6,948              3,698
   Impairment adjustment and loss on note receivable and
     long-term investments (Note 7)                                 (1,500)              (744)                --
   Settlement income related to unauthorized trading of
     investments by third parties (Note 16)                             --                 --              2,500
                                                              ------------       ------------       ------------

Income before income taxes                                          63,065             77,943             57,724

Provision for income taxes (Note 10)                                23,566             30,306             22,816
                                                              ------------       ------------       ------------

NET INCOME                                                    $     39,499       $     47,637       $     34,908
                                                              ============       ============       ============
Per Share Data (Note 1):
   Earnings per common share
     Basic                                                    $       0.56       $       0.70       $       0.54
                                                              ============       ============       ============
     Diluted                                                  $       0.53       $       0.63       $       0.47
                                                              ============       ============       ============
   Weighted average shares outstanding
     Basic                                                      70,234,000         67,991,000         64,247,000
                                                              ============       ============       ============
     Diluted                                                    74,802,000         75,225,000         73,768,000
                                                              ============       ============       ============

                See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                  1998           1997           1996
                                                                --------       --------       --------
Net income                                                      $ 39,499       $ 47,637       $ 34,908
                                                                --------       --------       --------
Other comprehensive (loss) income, net of tax:
 Foreign currency translation adjustments                           (441)          (427)            --
                                                                --------       --------       --------

 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period           292            (34)             4
   Reclassification adjustment for gains (losses)
         included in net income                                       (7)            45             --
                                                                --------       --------       --------
   Net unrealized gains on securities                                285             11              4
                                                                --------       --------       --------

Other comprehensive  (loss) income (Note 15)                        (156)          (416)             4
                                                                --------       --------       --------

Comprehensive income                                            $ 39,343       $ 47,221       $ 34,912
                                                                ========       ========       ========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                      COMMON STOCK              ADDITIONAL
                                              --------------------------          PAID-IN          DEFERRED
                                                 SHARES           AMOUNT          CAPITAL        COMPENSATION
                                              -----------         ------        -----------      ------------
BALANCE AT JANUARY 1, 1996                     60,709,068           $15          $  87,175           $ (82)
  Exercise of common stock options              3,258,320             1              6,252              --
  Issuance of common stock                      2,235,697             1              3,014              --
  Issuance of common stock under
   Employee Stock Purchase Plan                    75,208            --              1,110              --
  Tax benefits from exercise of
   common stock options                                --            --             18,245              --
  Deferred compensation related to
   stock options                                       --            --                285            (285)
  Amortization of deferred
   compensation                                        --            --                 --             130
  Other comprehensive income
   (Note 15)                                           --            --                 --              --
  Stock split effected as
   a stock dividend                                    --            16                 --              --
  Net income                                           --            --                 --              --
                                              -----------           ---          ---------           -----
BALANCE AT DECEMBER 31, 1996                   66,278,293            33            116,081            (237)
  Exercise of common stock options              2,556,330             1              6,955              --
  Exercise of common stock warrants               131,168            --                495              --
  Issuance of common stock under
   Employee Stock Purchase Plan                    57,922            --              1,059              --
  Tax benefits from exercise of
   common stock options                                --            --             22,114              --
  Amortization of deferred
   compensation                                        --            --                 --              76
  Other comprehensive loss (Note 15)                   --            --                 --              --
  Net income                                           --            --                 --              --
                                              -----------           ---          ---------           -----
BALANCE AT DECEMBER 31, 1997                   69,023,713            34            146,704            (161)
  Exercise of common stock options              1,907,226             1              4,520              --
  Exercise of common stock warrants                15,046            --                 --              --
  Issuance of common stock under
   Employee Stock Purchase Plan                   144,029            --              2,295              --
  Common stock repurchased
   (Notes 12 and 13)                           (1,050,200)           --             (7,999)             --
  Tax benefits from exercise of
   common stock options                                --            --              5,287              --
  Amortization of deferred
   compensation                                        --            --                 --              77
  Other comprehensive loss (Note 15)                   --            --                 --              --
  Net income                                           --            --                 --              --
                                              -----------           ---          ---------           -----
BALANCE AT DECEMBER 31, 1998                   70,039,814           $35          $ 150,807           $ (84)
                                              ===========           ===          =========           =====

                                            ACCUMULATED
                                               OTHER                                TOTAL
                                           COMPREHENSIVE      RETAINED           STOCKHOLDERS'
                                            INCOME(LOSS)      EARNINGS              EQUITY
                                           -------------      ---------          -------------
BALANCE AT JANUARY 1, 1996                    $  67           $   6,756           $  93,931
  Exercise of common stock options               --                  --               6,253
  Issuance of common stock                       --                  --               3,015
  Issuance of common stock under
   Employee Stock Purchase Plan                  --                  --               1,110
  Tax benefits from exercise of
   common stock options                          --                  --              18,245
  Deferred compensation related to
   stock options                                 --                  --                  --
  Amortization of deferred
   compensation                                  --                  --                 130
  Other comprehensive income
   (Note 15)                                      4                  --                   4
  Stock split effected as
   a stock dividend                              --                 (16)                 --
  Net income                                     --              34,908              34,908
                                              -----           ---------           ---------
BALANCE AT DECEMBER 31, 1996                     71              41,648             157,596
  Exercise of common stock options               --                  --               6,956
  Exercise of common stock warrants              --                  --                 495
  Issuance of common stock under
   Employee Stock Purchase Plan                  --                  --               1,059
  Tax benefits from exercise of
   common stock options                          --                  --              22,114
  Amortization of deferred
   compensation                                  --                  --                  76
  Other comprehensive loss (Note 15)           (416)                 --                (416)
  Net income                                     --              47,637              47,637
                                              -----           ---------           ---------
BALANCE AT DECEMBER 31, 1997                   (345)             89,285             235,517
  Exercise of common stock options               --                  --               4,521
  Exercise of common stock warrants              --                  --                  --
  Issuance of common stock under
   Employee Stock Purchase Plan                  --                  --               2,295
  Common stock repurchased
   (Notes 12 and 13)                             --                  --              (7,999)
  Tax benefits from exercise of
   common stock options                          --                  --               5,287
  Amortization of deferred
   compensation                                  --                  --                  77
  Other comprehensive loss (Note 15)           (156)                 --                (156)
  Net income                                     --              39,499              39,499
                                              -----           ---------           ---------
BALANCE AT DECEMBER 31, 1998                  $(501)          $ 128,784           $ 279,041
                                              =====           =========           =========

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        1998             1997            1996
                                                                     ----------       ----------       --------
Cash flows from operating activities:
Net income                                                           $   39,499       $   47,637       $ 34,908
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                        10,002            7,677          4,749
    Gains on sales of investments                                            --              (23)            --
    Provision for deferred taxes                                          2,011           (5,663)        (7,721)
    Valuation  adjustment  and loss on note  receivable  and
       long-term investments                                              1,500               --             --
    Loss on note receivable and long-term investment                         --              652             --
    Change in operating assets and liabilities:
       Accounts receivable                                               15,043          (11,541)       (10,844)
       Inventories                                                       (3,905)          (4,389)        (3,627)
       Other current assets                                              (1,805)            (872)        (1,667)
       Other assets                                                         102              (97)          (229)
       Trade accounts payable                                            (2,168)           2,188            (63)
       Accrued expenses                                                   5,294            6,459         10,213
       Income taxes (Note 1)                                              4,767           24,273         34,472
                                                                     ----------       ----------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                70,340           66,301         60,191
                                                                     ----------       ----------       --------

Cash flows from investing activities:
Purchases of short-term investments                                    (120,986)         (81,034)       (68,620)
Proceeds from sales of short-term investments                            82,937           80,724         33,025
Purchase of property and equipment                                      (10,597)         (13,488)        (7,590)
Repayment of note receivable                                                 --            2,600             --
Purchases of long-term investments                                           --               --         (3,544)
                                                                     ----------       ----------       --------
NET CASH USED IN INVESTING ACTIVITIES                                   (48,646)         (11,198)       (46,729)
                                                                     ----------       ----------       --------

Cash flows from financing activities:
Payments for repurchase of common stock                                  (7,999)              --             --
Proceeds from issuance of common stock                                    6,816            8,510         10,378
                                                                     ----------       ----------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (1,183)           8,510         10,378
                                                                     ----------       ----------       --------

Effect of exchange rate changes on cash balances                           (190)            (427)            --
                                                                     ----------       ----------       --------

Increase in cash and cash equivalents                                    20,321           63,186         23,840
Cash and cash equivalents at beginning of year                          111,602           48,416         24,576
                                                                     ----------       ----------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  131,923       $  111,602       $ 48,416
                                                                     ==========       ==========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                    $   18,999       $   12,719       $  4,335
                                                                     ==========       ==========       ========
Income tax refunds received                                          $    2,202       $    1,055       $  8,342
                                                                     ==========       ==========       ========

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

TRANSLATION OF FOREIGN CURRENCIES

         Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The functional currency of the Company's Swiss subsidiary is the Swiss Franc. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as accumulated other comprehensive income (loss) within stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred, and have historically been insignificant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheets at December 31, 1998 and December 31, 1997. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMPREHENSIVE INCOME

         Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has included Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996. See Note 15 for further discussion.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

SHORT-TERM INVESTMENTS

         Short-term investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income in stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

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

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns which historically have been insignificant. Royalty income and technology fees are recognized when earned. Advance payments are classified as deferred revenue.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1998           1997           1996
                                                           --------       --------       --------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income                                                 $ 39,499       $ 47,637       $ 34,908
                                                           ========       ========       ========

Basic earnings per common share:

   Weighted average of common shares outstanding             70,234         67,991         64,247
                                                           ========       ========       ========

   Basic earnings per common share                         $   0.56       $   0.70       $   0.54
                                                           ========       ========       ========

Diluted earnings per common share:

   Weighted average of common shares outstanding             70,234         67,991         64,247
   Weighted average of common share equivalents:
      Weighted average warrants outstanding                      26             62            119
      Weighted average options outstanding                   11,133         11,853         13,111
      Anti-dilutive options                                  (2,972)        (1,256)            --
      Shares assumed to be repurchased using the
        treasury stock method                                (2,804)        (2,265)        (2,385)
      Shares assumed to be repurchased to reflect the
        effects of tax benefits                                (815)        (1,160)        (1,324)
                                                           --------       --------       --------
   Weighted average number of common and common
     equivalent shares                                       74,802         75,225         73,768
                                                           ========       ========       ========

   Diluted earnings per common share                       $   0.53       $   0.63       $   0.47
                                                           ========       ========       ========

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. (See Note 3)

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132"). This statement revises and standardizes employers' disclosure requirements about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are not longer useful. The Company does not maintain an employee pension plan or any other postretirement benefit plans.

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

         Significant noncash transactions in 1998, 1997 and 1996 affecting the Company's accounts consisted of tax benefits from exercises of common stock options of $5.3 million, $22.1 million and $18.2 million, respectively, and $285,000 in deferred compensation related to stock options issued in 1996.

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

3. CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, PRODUCTS AND MARKET DATA

         The Company engages in business activity in only one operating segment which entails the design, manufacture and sale of a comprehensive line of digital telecommunications products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital services to end users over the large infrastructure of unconditioned copper wires. The Company offers a wide variety of products for sale which are manufactured at common production facilities. The Company sells all of its products to a similar customer base made up of telecommunications carriers and private network owners through a common sales organization.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been minimal. Sales to major customers as a percentage of total product revenue are shown in the table below. Prior year amounts have been reclassified due to the consolidation of several major customers.

                                    1998          1997           1996
                                    ----          ----           ----
              Customer A             23%           24%            26%
              Customer B             14%           17%            20%
              Customer C             11%           13%            13%

         A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

         Comparative product revenues as a percentage of sales in 1998, 1997 and 1996 were:

                                       1998          1997           1996
                                       ----          ----           ----
              HiGain / ETSI             63%           70%            76%
              Subscriber Carrier        23%           15%            12%
              Campus                     7%           11%            11%
              Megabit Access             2%            2%             0%
              OEM                        2%            2%             1%
              Royalty                    3%            0%             0%
                                       ---           ---            ---
              Total Revenues           100%          100%           100%
                                       ===           ===            ===

         Export sales represented 21%, 17% and 13% of product revenue during 1998, 1997 and 1996, respectively. Product sales by geographical region is summarized as follows:

                                           1998         1997           1996
                                        ---------     ---------      ---------
              United States             $ 217,308     $ 234,138      $ 178,135
              Canada                       23,547        21,467         16,418
              Other international          33,522        26,512         10,855
                                        ---------     ---------      ---------
              Total product sales       $ 274,377     $ 282,117      $ 205,408
                                        =========     =========      =========

4.  SHORT-TERM INVESTMENTS

         Short-term investments as of December 31, 1998 and 1997 are summarized as follows:

                                                      GROSS         GROSS
                                                    UNREALIZED    UNREALIZED      FAIR
                                       COST           GAINS         LOSSES        VALUE
                                     --------       ----------    ----------     --------
                                                      (IN THOUSANDS)
 1998
     Municipal bonds                $ 101,432         $ 579          $ --        $102,011
                                     ========         =====          ====        ========
 1997
     Municipal bonds                 $ 62,695         $ 140          $ --        $ 62,835
     Other short-term investments       2,160            --           (12)          2,148
                                     --------         -----          ----        --------
                                     $ 64,855         $ 140          $(12)       $ 64,983
                                     ========         =====          ====        ========

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         There were no realized gains or losses for the year ended December 31, 1998. For the year ended December 31, 1997 there was a realized gain of $23,000. Unrealized holding gains on short-term investments, net of tax, included in accumulated other comprehensive income in stockholders' equity at December 31, 1998 and December 31, 1997 were $367,000 and $82,000, respectively.

         The amortized cost and estimated fair value of investments at December 31, 1998 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. The Company classifies short-term investments as current assets as all such investments are available for current operations.

                                                       COST       FAIR VALUE
                                                     --------     ----------
                                                         (IN THOUSANDS)
         Due in one year or less                     $ 45,449      $ 45,610
         Due after one year through three years        55,983        56,401
                                                     --------      --------
                                                     $101,432      $102,011
                                                     ========      ========

5.  INVENTORIES

         Inventories consist of:

                                                     DECEMBER 31,
                                               ------------------------
                                                1998             1997
                                               -------          -------
                                                    (IN THOUSANDS)
         Finished goods                        $18,489          $14,119
         Work in process                         1,647            6,982
         Purchased parts                        14,184            9,437
                                               -------          -------
                                               $34,320          $30,538
                                               =======          =======

6.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                  DECEMBER 31,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
                                                                 (IN THOUSANDS)

         Production and engineering equipment                $ 22,169       $ 18,253
         Computers, software, furniture and other              16,155         10,302
         Leasehold improvements                                 4,129          3,444
                                                             --------       --------
                                                               42,453         31,999
         Less accumulated depreciation and amortization       (22,971)       (14,576)
                                                             --------       --------
                                                             $ 19,482       $ 17,423
                                                             ========       ========

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. NOTE RECEIVABLE AND LONG-TERM INVESTMENTS

         In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. In the fourth quarter of 1998, the Company recorded an impairment adjustment of $1.5 million to reflect an impairment in its investment in E/O.

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

         In the third quarter of 1997, Sourcecom filed for protection from creditors under the U.S. Bankruptcy Act. In addition, Sourcecom sold all of its assets to an unrelated third party for $8.0 million. Based upon the information available, the Company recorded an impairment adjustment of $544,000 during the third quarter of 1997 to reflect an impairment in its investment in Sourcecom. A mutual release of all claims between Sourcecom and the Company was reached in December 1997. Under the terms of the release, Sourcecom paid $2.6 million to the Company to offset the loan made under the original agreements. In the fourth quarter of 1997, the Company wrote off the balance of the note and associated legal fees aggregating $200,000.

         The Company accounts for long-term investments using the cost method. However, when it is determined that an investment is permanently impaired, the Company records an impairment adjustment.

8.  BANK LINE OF CREDIT

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5.0 million, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (7.75% at December 31, 1998). At December 31, 1998, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at December 31, 1998. The agreement expires May 1, 1999.

9.  ACCRUED EXPENSES

         Accrued expenses consist of:

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1998         1997
                                                               -------      -------
                                                                  (IN THOUSANDS)
         Accrued compensation and related expenses             $ 9,343      $ 8,836
         Accrued warranty                                        7,413        9,161
         Deferred revenue                                        3,500           --
         Other accrued expenses                                  6,746        3,705
                                                               -------      -------
                                                               $27,002      $21,702
                                                               =======      =======

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                              1998          1997           1996
                                             -------      --------       --------
                                                       (IN THOUSANDS)
         Current:
            Federal                          $17,596      $ 28,822       $ 25,179
            State                              2,724         5,859          4,358
            Foreign                            1,235         1,288          1,000
                                             -------      --------       --------
         Total current                        21,555        35,969         30,537
                                             -------      --------       --------
         Deferred:
            Federal                              747        (5,129)        (7,047)
            State                                884        (1,031)        (1,371)
            Foreign                               --            --             --
                                             -------      --------       --------
         Total deferred                        1,631        (6,160)        (8,418)
         Valuation allowance                     380           497            697
                                             -------      --------       --------
         Total provision                     $23,566      $ 30,306       $ 22,816
                                             =======      ========       ========

         The provision for income taxes for the years ended December 31, 1998, 1997, and 1996 differs from the U.S. federal statutory tax expense for the years as follows:

                                                                  1998           1997           1996
                                                                --------       --------       --------
                                                                           (IN THOUSANDS)
   U.S. federal statutory tax expense                           $ 22,073       $ 27,280       $ 20,204
   State taxes, net of federal tax benefit                         2,980          3,179          1,942
   Research and development credit                                (1,983)        (2,387)          (737)
   Non-taxable interest income                                    (1,178)          (838)          (623)
   Merger expenses                                                    --            925             --
   Increase in valuation allowance for deferred tax assets           380            497            697
   Other items, net                                                1,294          1,650          1,333
                                                                --------       --------       --------
   Total provision                                              $ 23,566       $ 30,306       $ 22,816
                                                                ========       ========       ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets are as follows:

                                                           DECEMBER 31,
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
                                                          (IN THOUSANDS)
         Deferred tax assets:
           Inventory and related reserves            $  6,978       $  9,739
           Warranty reserve                             2,988          3,893
           Other reserves and accruals                  2,217          1,645
           Other                                        1,075            299
           Capital loss carryforwards                     600            312
           Net operating loss and research and
               development credit carryforwards           965            725
                                                     --------       --------
         Gross deferred tax assets                     14,823         16,613
         Valuation allowance                           (1,574)        (1,194)
                                                     --------       --------
         Net deferred tax assets                     $ 13,249       $ 15,419
                                                     ========       ========

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At December 31, 1998, the Company had federal and state capital loss carryforwards for income tax purposes of approximately $1.5 million which will begin expiring in 2003. The Company also had net operating loss carryforwards and research and development credit carryforwards of $2.1 million and $76,000, respectively, which will expire beginning in 2011 and 2012. The net operating loss and tax credit carryforwards are subject to separate return limitation year rules related to the Company's acquisition of Avidia. The Company has established a valuation allowance of $1.6 million related to these carryforwards and an additional $9,000 related to non-California state deferred tax assets since the realization of the benefit from these items is not reasonably assured at the end of 1998.

11.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into several operating leases for its facilities with varying terms. Future annual minimum lease payments under non-cancelable operating leases are as follows:

                YEARS ENDING DECEMBER 31,            (IN THOUSANDS)
                ------------------------             -------------
                1999                                     $1,298
                2000                                        770
                2001                                        739
                2002                                        739
                2003                                        782
                Thereafter                                1,551
                                                         ------
                                                         $5,879
                                                         ======

         In December 1998, the Company entered into a lease with its current landlord in Raleigh, North Carolina for a new 40,000 square foot facility. This facility is being built to the Company's specifications and occupancy is expected to commence late in the third quarter of 1999. Once occupancy begins, the lease for the old facility will be terminated without penalty. The new lease expires 8 years and one month following the first month of occupancy. This arrangement has been reflected in the calculation of lease payments above.

         In January 1999, the Company entered into an agreement to purchase its Tustin, California headquarters facility from its current landlord. The purchase price is $4.9 million, which will be paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005. Escrow is expected to close during the second quarter of 1999.

         Rent expense for the years ended December 31, 1998, 1997 and 1996 aggregated $1.4 million, $1.3 million and $747,000, respectively.

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

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         In 1995, the Company granted a warrant for the purchase of 20,000 shares of its Common Stock at an exercise price of $5.00 per share in exchange for services. The warrant had a net exercise provision which allowed for the exercise price to be paid by tendering shares of the Company's Common Stock with a fair market value equal to the exercise price. The warrant was exercised in April 1998 using the net exercise provision. Accordingly, 15,046 shares of Common Stock were issued. Another warrant for the purchase of 20,000 shares at an exercise price of $6.25 per share was also issued in 1995 in exchange for services. This warrant was outstanding at December 31, 1998 and expires in September 1999.

PREFERRED STOCK

         Preferred stock consists of Series A Junior Participating Preferred Stock ("Series A Preferred Stock"), 200,000 shares authorized (see below), and other preferred stock, 1,800,000 shares authorized. There are no shares of preferred stock issued and outstanding.

     Stockholder Rights Plan

         In December 1998, the Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on December 14, 1998. The Rights will expire on December 14, 2008.

         Each Right entitles Stockholders to buy one ten-thousandth of a share of a newly created series of preferred stock of the Company, Series A Preferred Stock, at an Exercise Price of $55.00. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Rights are exercisable for fractional shares of Series A Preferred Stock rather than shares of Common Stock to avoid the Company having to reserve a significant amount of its Common Stock for issuance upon exercise of the Rights. The Series A Preferred Stock is designed such that each one ten-thousandth of a share is the economic equivalent of one share of the Company's Common Stock. If the Rights to purchase these fractional shares of Series A Preferred Stock become exercisable by virtue of a person or group acquiring 15% or more of PairGain's outstanding Common Stock, then each Stockholder, other than the acquiror, is entitled to purchase, for $55.00, that number of fractional shares of Series A Preferred Stock (or, in certain circumstances, shares of the Company's Common Stock, property or other securities of the Company) having a market value worth twice that amount, or $110.00. If, after the Rights become exercisable, PairGain is acquired by another company in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, the Rights entitle each PairGain Stockholder to purchase, for $55.00, that number of the acquiring company's common shares having a market value worth $110.00. Each scenario results in substantial economic dilution to the acquiring entity.

         At any time on or prior to the close of business on the tenth business day after the date of a public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, the Rights are redeemable for $.001 per Right at the option of the Board of Directors.

STOCK REPURCHASES

         On October 14, 1998 the Company announced that its Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of the Company's outstanding Common Stock. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, decide to repurchase fewer shares than authorized. Repurchased shares are subsequently cancelled. As of December 31, 1998, the Company had repurchased 1,000,000 shares at a cost of approximately $7.2 million. The Company also repurchases shares for purposes of certain stock-based incentive plans. (See Note 13)

13. STOCK-BASED INCENTIVE PLANS

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

         In January 1997, the Company's Board of Directors approved an increase in the number of shares of Common Stock reserved and available for issuance under the Plan from 18,800,000 shares to 21,800,000 shares.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In July 1998, the Plan was amended to include an automatic share increase feature. Pursuant to the share increase feature, the number of shares of Common Stock available for issuance under the Plan will automatically increase by the number of shares of Common Stock repurchased by the Company on the open market with the cash proceeds received by the Company from the exercise of outstanding options under the Plan. Such share increases can not exceed 500,000 shares of Common Stock in any one calendar year. In 1998, 21,400 shares were repurchased under the terms of the Plan at a cost of approximately $300,000.

         In 1998, the Board of Directors approved stock option repricing programs pursuant to which optionholders having options with exercise prices in excess of $12.75 per share at August 5, 1998 and $7.03 per share at December 4, 1998 could elect to exchange their higher priced options for new stock options with exercise prices of $12.75 and $7.03, the fair market values on those dates. The higher priced options were cancelled and all vesting in those options was forfeited by the optionholders. The new options vest monthly over a 48 month period beginning on August 5, 1998 and December 4, 1998. A total of 3,648,283 and 4,127,597 options with exercise prices ranging from $13.63 to $30.00 per share and $7.41 to $30.00 per share, respectively, were exchanged under these programs.

SHARES GRANTED OUTSIDE THE PLAN

         In December 1998, the Company's granted a non-qualified option to purchase 450,000 shares at a price of $7.00 per share outside of the Plan in connection with the hiring of a new President and Chief Executive Officer. The terms of this grant are identical to the terms of grants issued under the Plan.

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

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1996, all of the options under the Avidia Plan were granted at less than market value, which resulted in total compensation of $285,000. This compensation is being amortized over a period of four years, and has resulted in charges to earnings of $77,000, $76,000 and $48,000 in 1998, 1997 and 1996,
respectively.


OPTION ACTIVITY UNDER THE PLANS

                                                                                               WEIGHTED
                                                                            NUMBER OF          AVERAGE
                                                                              SHARES        EXERCISE PRICE
                                                                           -----------      --------------
Outstanding, January 1, 1996
     (5,692,132 exercisable at a weighted average price of $0.66)           13,326,492           $ 2.48

Granted (weighted average fair value of $11.39)                              3,025,386           $19.70
Exercised                                                                   (3,258,320)          $ 1.92
Cancelled                                                                     (228,611)          $ 6.87
                                                                           -----------

Outstanding, December 31, 1996
     (6,094,404 exercisable at a weighted average price of $2.15)           12,864,947           $ 6.59

Granted (weighted average fair value of $11.99)                              1,634,135           $19.72
Exercised                                                                   (2,556,330)          $ 2.80
Cancelled                                                                     (441,417)          $19.62
                                                                           -----------

Outstanding, December 31, 1997
     (6,608,473 exercisable at a weighted average price of $5.16)           11,501,335           $ 8.89

Granted (weighted average fair value of $7.03)                              10,744,480           $ 9.75
Exercised                                                                   (1,907,226)          $ 2.37
Cancelled                                                                   (8,206,250)          $16.59
                                                                           -----------

Outstanding, December 31, 1998                                              12,132,339           $ 5.42
                                                                           ===========

         The outstanding stock options primarily vest ratably over a four year period. Stock options outstanding at December 31, 1998 are summarized as follows:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ---------------------------------------------------    -----------------------------------
                                                WEIGHTED
                                                AVERAGE
                         NUMBER OUTSTANDING     REMAINING        WEIGHTED       NUMBER EXERCISABLE      WEIGHTED
       RANGE OF                  AT            CONTRACTUAL        AVERAGE               AT               AVERAGE
   EXERCISE PRICES        DECEMBER 31, 1998        LIFE       EXERCISE PRICE    DECEMBER 31, 1998    EXERCISE PRICE
   ---------------       ------------------    -----------    --------------    -----------------    --------------
   $ 0.04 - $ 0.07             1,950,832           3.3            $ 0.07              1,950,832          $ 0.07
   $ 0.25 - $ 3.44             1,636,143           5.6            $ 2.58              1,589,679          $ 2.60
   $ 4.00 - $ 7.63             8,011,140           9.1            $ 6.64              1,606,411          $ 5.94
   $10.31 - $16.88               438,224           7.9            $12.87                318,161          $13.32
   $26.06 - $27.25                96,000           7.6            $27.05                 86,999          $27.15
                              ----------                                              ---------
   $ 0.04 - $27.25            12,132,339           7.6            $ 5.42              5,552,082          $ 3.67
                              ==========                                              =========

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At December 31, 1998, 926,261 and 160,000 shares were available for future grants under the 1993 Employee Stock Option Plan and 1996 Non-Employee Directors Stock Option Plan, respectively.


EMPLOYEE STOCK PURCHASE PLAN

         Under the Company's Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Activity under the Purchase Plan is summarized as follows:

                                     WEIGHTED AVERAGE PRICE    WEIGHTED AVERAGE FAIR
          YEAR   SHARES ISSUED              PER SHARE             VALUE PER SHARE
          ----   -------------       -----------------------   ---------------------
          1998     144,029                   $13.19                    $15.51
          1997      57,922                   $18.28                    $21.50
          1996      75,208                   $14.77                    $17.38

         Under the provisions of the Purchase Plan, the Company may issue new shares or issue shares acquired in open market purchases. During 1998, the Company issued 115,229 new shares and 28,800 shares acquired through open market purchases (at a cost of approximately $500,000). At December 31, 1998, 613,834 shares were reserved for future issuances under the Purchase Plan.

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

         The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      FOR OPTIONS GRANTED DURING:
                                              ------------------------------------------
                   ASSUMPTIONS                    1998           1997            1996
         --------------------------------     -----------    -----------      ----------
         Expected life, following vesting     nine months    nine months      six months
         Stock volatility                         93%            71%             65%
         Risk free interest rate                 4.98%          6.22%           6.26%
         Dividends during expected term           none           none            none

         The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The computed fair values for stock-based compensation awards are $35.9 million (net of valuation credits for repriced options), $20.5 million and $34.7 million in 1998, 1997 and 1996, respectively. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                             1998             1997           1996
                                            -------         -------         -------
                                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
         Net income as reported             $39,499         $47,637         $34,908
         Pro forma net income               $27,976         $38,361         $29,563
         Pro forma earnings per share:
             Basic                          $  0.40         $  0.56         $  0.46
             Diluted                        $  0.37         $  0.51         $  0.40

         The impact of stock-based compensation awards granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments may not be indicative of future period pro forma adjustments, when the calculation will be applicable to all stock-based compensation awards.

14. EMPLOYEE BENEFIT PLANS

401 (K) MATCHING CONTRIBUTION

         The Company sponsors a defined contribution 401(K) Savings and Investment Plan, which was established in 1993, covering substantially all of the Company's employees subject to certain eligibility requirements. At its discretion, the Company may make contributions to the plan. Employee deferrals during 1998 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed $1,000 and not less than $500 per employee. Employee deferrals during 1998, 1997 and from April 28, 1996 through December 31, 1996 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed $500 per employee. Matching contributions vest over a period of four years of service. The aggregate expense related to the contributions was $464,000 in 1998, $221,000 in 1997 and $145,000 in 1996.

PROFIT SHARING

         In October 1996, the Company established a company-wide Profit Sharing Plan for fiscal years beginning after December 31, 1996. Under the terms of the Profit Sharing Plan, a pool equal to 2.5% of pre-tax income was established for payments to be made on a pro rata basis, based on the amount of each participant's base compensation. Plan participants include all employees in the Company except those on an incentive compensation or sales commission plan who are employed as of the date of the Profit Sharing payment. Payment is subject to achieving a predetermined threshold earnings per share level as established by the Board of Directors and is to take place approximately one month after the end of the year for which the Profit Sharing applies. Amounts earned under the plan were $0 in 1998 and $2.0 million in 1997.

MANAGEMENT DEFERRED COMPENSATION PLAN

         The Company established a Management Deferred Compensation Plan in 1996. The purpose of the plan is to provide a tax deferred capital accumulation opportunity to senior management. Employees whose annual base salary is $100,000 or greater are eligible to participate. The minimum deferral is $5,000 per Plan year (January 1 to December 31) and can be satisfied from salary, commission and/or incentive compensation payments. Deferrals may be increased, decreased or terminated for any subsequent years by filing an election by December 1 of the prior year. The Company may make discretionary Company contributions at any time as approved by the Compensation Committee of the Board of Directors. To date, no Company contributions have been made to the Deferred Compensation Plan.

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CHANGE IN CONTROL AGREEMENTS

         In November 1998, the Company issued agreements to its 13 senior officers and 24 other key employees which will provide severance benefits in the event of involuntary termination following a substantial change in ownership or control of the Company. In the event of involuntary termination without cause within 18 months of change of control, the agreements specify a salary continuation period of between nine and eighteen months (depending upon position), acceleration of unvested stock options and continuation of life insurance coverage during the salary continuation period. Participation in all other benefit plans would cease upon termination.

15. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
    (LOSS)

         The gross amount and related tax effects allocated to each component of other comprehensive income (loss) consist of:

                                                                   YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------
                                                1998                   1997                          1996
                                   ------------------------   ------------------------     ---------------------------
                                   GROSS    INCOME    NET     GROSS    INCOME    NET       GROSS     INCOME      NET
                                   AMOUNT    TAX     AMOUNT   AMOUNT    TAX     AMOUNT     AMOUNT     TAX       AMOUNT
                                   ------   ------   ------   -----    ------- -------     ------    ------     ------
                                                                    (IN THOUSANDS)
Foreign currency translation
  adjustments                      $(441)    $ --    $(441)    $(427)   $ --     $(427)      $ --      $ --      $ --
Unrealized gains (losses)
  on securities:
  Unrealized holding gains
  (losses) arising
  during period                      462      170      292       (53)    (19)      (34)         5         1         4
  Reclassification adjustment
      for gains (losses)
      included in net income         (12)      (5)      (7)       70      25        45         --        --        --
                                   -----    -----    -----     -----    ----     -----       ----      ----      ----
  Net unrealized gains
      on securities                  450      165      285        17       6        11          5         1         4
                                   -----    -----    -----     -----    ----     -----       ----      ----      ----
Other comprehensive income
  (loss)                           $   9    $ 165    $(156)    $(410)   $  6     $(416)      $  5      $  1      $  4
                                   =====    =====    =====     =====    ====     =====       ====      ====      ====

         The components of accumulated other comprehensive income (loss) at December 31, 1998 and December 31, 1997 included foreign currency translation adjustments and unrealized gains on securities.

                                          FOREIGN                                ACCUMULATED
                                          CURRENCY         UNREALIZED GAINS         OTHER
                                        TRANSLATION         (LOSSES) ON         COMPREHENSIVE
                                         ADJUSTMENT          SECURITIES         INCOME (LOSS)
                                        ------------       -----------------    -------------
                                                            (IN THOUSANDS)
Balance at January 1, 1996                 $  --                $ 67               $  67
1996 Change                                   --                   4                   4
                                           -----                ----               -----
Balance at December 31, 1996                  --                  71                  71
1997 Change                                 (427)                 11                (416)
                                           -----                ----               -----
Balance at December 31, 1997                (427)                 82                (345)
1998 Change                                 (441)                285                (156)
                                           -----                ----               -----
Balance at December 31, 1998               $(868)               $367               $(501)
                                           =====                ====               =====

                           PAIRGAIN TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                           PAIRGAIN TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                         ------------------------
                                         BALANCE AT      CHARGED TO     CHARGED TO
                                        BEGINNING OF     COSTS AND         OTHER                        BALANCE AT
          DESCRIPTION                      PERIOD         EXPENSES       ACCOUNTS       DEDUCTIONS     END OF PERIOD
--------------------------------        ------------     ----------     -----------     ----------     -------------
                                                                      (IN THOUSANDS)
 Year ended December 31, 1998:
 Allowance for doubtful accounts
   receivable                             $   955          $    28          $ --          $   83          $   900
 Inventory reserves                        20,106            2,159            --           4,837           17,428
                                          -------          -------          ----          ------          -------
 Total                                    $21,061          $ 2,187          $ --          $4,920          $18,328
                                          =======          =======          ====          ======          =======

 Year ended December 31, 1997:
 Allowance for doubtful accounts
   receivable                             $   935          $    20          $ --          $   --          $   955
 Inventory reserves                        14,656            7,929            --           2,479           20,106
                                          -------          -------          ----          ------          -------
 Total                                    $15,591          $ 7,949          $ --          $2,479          $21,061
                                          =======          =======          ====          ======          =======

 Year ended December 31, 1996:
 Allowance for doubtful accounts
   receivable                             $   469          $   463          $  3          $   --          $   935
 Inventory reserves                         4,235           13,877            --           3,456           14,656
                                          -------          -------          ----          ------          -------
 Total                                    $ 4,704          $14,340          $  3          $3,456          $15,591
                                          =======          =======          ====          ======          =======

                                 EXHIBIT INDEX

       (a)   3.4    Certificate of Incorporation of Registrant, a Delaware corporation

       (a)   3.5    Form of Agreement and Plan of Merger of Registrant, a Delaware corporation, and Registrant, a California corporation

       (a)   3.6    Bylaws of Registrant, a Delaware corporation

       (a)  10.1    PairGain Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan")

       (a)  10.2    Form of Incentive Stock Option Agreement pertaining to the 1990 Plan

       (a)  10.3    Form of Supplemental Incentive Stock Option Agreement pertaining to the 1990 Plan

       (a)  10.4    Form of Nonstatutory Stock Option Agreement pertaining to the 1990 Plan

       (a)  10.5    PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan (the "1993 Plan")

       (a)  10.6    Form of Stock Option Agreement pertaining to the 1993 Plan

       (a)  10.7    Form of Stock Issuance Agreement pertaining to the 1993 Plan

       (a)  10.8    Contract No. BA07617 dated as of October 27, 1990, between the Registrant and Bell
                    Atlantic Network Services, Inc., as amended

       (a)  10.9    Stock Option Agreement dated June 23, 1992 between the Registrant and Charles S. Strauch

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

       (k) 10.44    Form of Incentive Stock Option Agreement pertaining to the Avidia Plan

       (k) 10.45    Form of Non-Qualified Stock Option Agreement pertaining to the Avidia Plan

       (k) 10.46    Form of Stock Option Assumption Agreement pertaining to the Avidia Plan

       (l) 10.47    PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

       (m) 10.48    PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

       (n) 10.49    Rights Agreement between PairGain Technologies, Inc. and U.S. Stock Transfer Corporation as
                    Rights Agent, dated as of December 3, 1998

           10.50    Form of Change in Control Agreement with Executive Officers and Other Key Employees

       (h) 20.1     Notice to Company Shareholders of Hearing on Proposed Settlement of Derivative Action, Case No. 758117

       (b) 21       Subsidiaries of the Registrant

           21.1     Subsidiaries of the Registrant

           23.1     Consent of Deloitte & Touche LLP, Independent Auditors

           27.1     Financial Data Schedule

-------------

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

(m) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement on Form S-8, as filed with the Commission on July 28, 1998.

(n) Incorporated herein by reference to Exhibit number 1 to the Company's Registration Statement on Form 8-A, as filed with the Commission on December 15, 1998.