Form 10-Q
period 1999-03-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1999-05-17
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FIRST QUARTER ENDED MARCH 31, 1999


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


THERE WERE 70,812,104 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON MARCH 31, 1999.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                                       PAGE
                                                                                    ----------
Part I.         Financial Information

        Item 1.       Financial Statements

                      Condensed Consolidated Balance Sheets
                        at March 31, 1999 and December 31, 1998                           3

                      Condensed Consolidated Statements of Income
                        for the three months ended March 31, 1999 and 1998                4

                      Condensed Consolidated Statements of Comprehensive Income
                        for the three months ended March 31, 1999 and 1998                5

                      Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1999 and 1998                6

                      Notes to Condensed Consolidated Financial Statements                7

        Item 2.       Management's Discussion and Analysis
                        of Financial Condition and Results of Operations                 16

Part II.        Other Information

        Item 1.       Legal Proceedings                                                  26

        Item 2.       Changes in Securities                                              26

        Item 3.       Defaults upon Senior Securities                                    26

        Item 4.       Submission of Matters to a Vote of Security Holders                26

        Item 5.       Other Information                                                  26

        Item 6.       Exhibits and Reports on Form 8-K                                   26

Signatures                                                                               27

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                                         MARCH 31,      DECEMBER 31,
                                                                           1999             1998
                                                                         ---------      ------------
                                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                                           $ 124,190       $ 131,923
     Short-term investments (Note 3)                                       103,785         102,011
     Accounts receivable                                                    25,809          20,226
     Inventories (Note 4)                                                   31,239          34,320
     Other current assets and deferred taxes                                19,438          18,712
                                                                         ---------       ---------
TOTAL CURRENT ASSETS                                                       304,461         307,192
Property and equipment, net (Note 5)                                        19,819          19,482
Long-term investments (Note 6)                                               6,500           1,500
Other assets                                                                   338             346
                                                                         ---------       ---------
TOTAL ASSETS                                                             $ 331,118       $ 328,520
                                                                         =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                              $   6,770       $   6,358
     Accrued expenses (Note 7)                                              22,634          27,002
     Accrued income taxes                                                   17,505          16,119
                                                                         ---------       ---------
TOTAL CURRENT LIABILITIES                                                   46,909          49,479
                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' equity:
     Preferred stock, $.001 par value:
       Authorized shares - 2,000,000
       Issued and outstanding shares - None                                     --              --
     Common stock, $.0005 par value:
       Authorized shares - 175,000,000
       Issued and outstanding shares - 70,812,104 and 70,039,814
        at March 31, 1999 and December 31, 1998, respectively                   35              35
     Additional paid-in capital                                            151,729         150,807
     Deferred compensation                                                     (63)            (84)
     Accumulated other comprehensive loss (Note 8)                            (462)           (501)
     Retained earnings                                                     132,970         128,784
                                                                         ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                 284,209         279,041
                                                                         ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 331,118       $ 328,520
                                                                         =========       =========

           See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                              1999             1998
                                             -------          -------
REVENUES (Note 2)                            $60,896          $72,619
Cost of revenues                              35,386           35,734
                                             -------          -------

Gross profit                                  25,510           36,885
                                             -------          -------

Operating expenses:
   Research and development                   10,126            9,536
   Selling and marketing                       7,898            7,205
   General and administrative                  3,575            3,083
                                             -------          -------

Total operating expenses                      21,599           19,824
                                             -------          -------

INCOME FROM OPERATIONS                         3,911           17,061

Interest and other income, net                 2,432            2,092
                                             -------          -------

Income before income taxes                     6,343           19,153

Provision for income taxes (Note 1)            2,157            6,991
                                             -------          -------

NET INCOME                                   $ 4,186          $12,162
                                             =======          =======

Per Share Data (Note 1):
   Earnings per common share
       Basic                                 $  0.06          $  0.17
                                             =======          =======
       Diluted                               $  0.06          $  0.16
                                             =======          =======
   Average shares outstanding
       Basic                                  70,351           69,543
                                             =======          =======
       Diluted                                74,491           75,203
                                             =======          =======

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                       --------        --------
Net income                                                             $  4,186        $ 12,162
                                                                       --------        --------
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                                121             (77)
                                                                       --------        --------
    Unrealized (losses) gains on securities:
      Unrealized holding (losses) gains arising during period               (82)             55
      Reclassification adjustment for losses included in
       net income                                                            --             (20)
                                                                       --------        --------
    Net unrealized (losses) gains on securities                             (82)             35
                                                                       --------        --------
Other comprehensive income (loss) (Note 8)                                   39             (42)
                                                                       --------        --------
Comprehensive income                                                   $  4,225        $ 12,120
                                                                       ========        ========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                             1999             1998
                                                           ---------        ---------
Cash flows from operating activities:
Net income                                                 $   4,186        $  12,162
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                              2,929            2,396
    Loss on sale of equipment                                     --               73
Change in operating assets and liabilities:
    Accounts receivable                                       (5,515)          (1,931)
    Inventories                                                3,106           (8,779)
    Other current assets                                        (688)          (2,115)
    Other assets                                                 (81)             (38)
    Accounts payable                                             454            2,598
    Accrued expenses                                          (4,403)            (152)
    Income taxes                                               1,987            6,892
                                                           ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,975           11,106
                                                           ---------        ---------

Cash flows from investing activities:
Net purchases of short-term investments                       (2,362)          (7,046)
Purchases of property and equipment                           (2,717)          (1,855)
Purchase of long-term investment                              (5,000)              --
                                                           ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                        (10,079)          (8,901)
                                                           ---------        ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                           317            2,560
                                                           ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        317            2,560
                                                           ---------        ---------

Effect of exchange rate changes on cash balances                  54              (77)
                                                           ---------        ---------

(Decrease) increase in cash and cash equivalents              (7,733)           4,688
Cash and cash equivalents at beginning of period             131,923          111,602
                                                           ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 124,190        $ 116,290
                                                           =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                          $     431        $   2,591
                                                           =========        =========
Income tax refunds                                         $     259        $   2,500
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

INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1999, and consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 1999 and March 31, 1998. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year ending December 31, 1999.

         Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 1999 and December 31, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

COMPREHENSIVE INCOME

         Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has included Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 1999 and 1998. (See Note 8)

CASH AND CASH EQUIVALENTS

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

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns which historically have been insignificant. Revenue from technology and licensing fees and royalty income is recognized when earned. Advance payments are classified as deferred revenue.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


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

         The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               1999            1998
                                                                             --------        --------
                                                                               (IN THOUSANDS EXCEPT
                                                                                PER SHARE AMOUNTS)
Net income                                                                   $  4,186        $ 12,162
                                                                             ========        ========
Basic earnings per common share:
   Weighted average of common shares outstanding                               70,351          69,543
                                                                             ========        ========

   Basic earnings per common share                                           $   0.06        $   0.17
                                                                             ========        ========
Diluted earnings per common share:
   Weighted average of common shares outstanding                               70,351          69,543
   Weighted average of common share equivalents:
      Weighted average warrants outstanding                                        20              40
      Weighted average options outstanding                                     11,803          11,167
      Anti-dilutive options                                                      (528)         (1,802)
      Shares assumed to be repurchased using the treasury stock method
                                                                               (6,051)         (2,821)
      Shares assumed to be repurchased to reflect the effects of tax
        benefits                                                               (1,104)           (924)
                                                                             --------        --------
   Weighted average number of common and common equivalent shares
                                                                               74,491          75,203
                                                                             ========        ========

   Diluted earnings per common share                                         $   0.06        $   0.16
                                                                             ========        ========

STATEMENT OF CASH FLOWS

         The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $606,000 and $2.3 million during the quarters ended March 31, 1999 and 1998, respectively.

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

2.  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND PRODUCTS

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

         Comparative product revenues as a percentage of sales during the three months ended March 31, 1999 and 1998 were:

                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                    1999                   1998
                                    ----                   ----
HiGain / ETSI                         52%                    66%
Subscriber Carrier                    31%                    20%
Campus                                 5%                     7%
Megabit Access                         3%                     2%
OEM                                    2%                     2%
Royalty                                7%                     3%
                                     ---                    ---
Total Revenues                       100%                   100%
                                     ===                    ===

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


         Export sales represented 21% and 20% of product revenue during the three months ended March 31, 1999 and 1998, respectively. Product sales by geographical region is summarized as follows:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         1999           1998
                                                        -------        -------
                                                            (IN THOUSANDS)
United States                                           $44,750        $56,370
Canada                                                    5,656          6,077
Other international                                       6,391          8,249
                                                        -------        -------
Total product revenues                                   56,797         70,696
Royalty income and technology and licensing fees          4,100          1,923
                                                        -------        -------
Total revenues                                          $60,897        $72,619
                                                        =======        =======


3.  SHORT-TERM INVESTMENTS

         Short-term investments as of March 31, 1999 and December 31, 1998 are summarized as follows:

                                              GROSS           GROSS
                                            UNREALIZED      UNREALIZED
                               COST           GAINS           LOSSES         FAIR VALUE
                               ----         ----------      ----------       ----------
                                                  (IN THOUSANDS)
MARCH 31, 1999
      Municipal bonds        $103,353        $    432        $      --        $103,785
                             ========        ========        =========        ========

DECEMBER 31, 1998
      Municipal bonds        $101,432        $    579        $      --        $102,011
                             ========        ========        =========        ========


         There were no realized gains or losses on short-term investments during the three months ended March 31, 1999 and 1998. Unrealized holding gains on short-term investments, net of tax, included in accumulated other comprehensive loss in stockholders' equity at March 31, 1999 and December 31, 1998 were $285,000 and $367,000, respectively.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

4.  INVENTORIES

         Inventories consist of the following:

                                                                 MARCH 31,       DECEMBER 31,
                                                                   1999             1998
                                                                 ---------       ------------
                                                                       (IN THOUSANDS)
            Finished goods                                        $ 19,704         $ 18,489
            Work in process                                          1,492            1,647
            Raw materials                                           10,043           14,184
                                                                  --------         --------
                                                                  $ 31,239         $ 34,320
                                                                  ========         ========

5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                  MARCH 31,      DECEMBER 31,
                                                                    1999             1998
                                                                  ---------      ------------
                                                                       (IN THOUSANDS)
            Production and engineering equipment                  $ 23,220         $ 22,169
            Computers, software, furniture and other                17,939           16,155
            Leasehold improvements                                   4,200            4,129
                                                                  --------         --------
                                                                    45,359           42,453
            Less accumulated depreciation and amortization         (25,540)         (22,971)
                                                                  --------         --------
                                                                  $ 19,819         $ 19,482
                                                                  ========         ========


6.  LONG-TERM INVESTMENTS

         In March 1999, the Company made a minority investment in ANDA Networks, Inc., a California-based private company which develops next generation access systems. The Company purchased approximately 2,500,000 shares of ANDA's Series C Preferred Stock for an aggregate of $5.0 million.

         In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplies low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. In the fourth quarter of 1998, the Company recorded an impairment adjustment of $1.5 million to reflect an impairment in its investment in E/O. See also Note 9, Subsequent Events.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


7.  ACCRUED EXPENSES

         Accrued expenses consist of:

                                                            MARCH 31,      DECEMBER 31,
                                                              1999            1998
                                                            ---------      ------------
                                                                  (IN THOUSANDS)
            Accrued compensation and related expenses        $ 9,702        $ 9,343
            Accrued warranty                                   6,416          7,413
            Deferred revenue                                      --          3,500
            Other accrued expenses                             6,516          6,746
                                                             -------        -------
                                                             $22,634        $27,002
                                                             =======        =======

8.  OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

         The gross amount and related tax effects allocated to each component of other comprehensive income (loss) consist of:

                                                           THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------------------
                                                     1999                                  1998
                                    ------------------------------------  ------------------------------------
                                    GROSS AMOUNT  INCOME TAX  NET AMOUNT  GROSS AMOUNT  INCOME TAX  NET AMOUNT
                                    ------------  ----------  ----------  ------------  ----------  ----------
                                                     (IN THOUSANDS)
Foreign currency translation
  adjustments                           $ 121        $  --       $ 121        $ (77)       $  --       $ (77)
Unrealized (losses) gains
  on securities:
  Unrealized holding (losses)
    gains arising during period          (147)         (65)        (82)          88           33          55
  Reclassification adjustment for
    losses included in net income          --           --          --          (32)         (12)        (20)
                                        -----        -----       -----        -----        -----       -----
Net unrealized (losses) gains
  on securities                          (147)         (65)        (82)          56           21          35
                                        -----        -----       -----        -----        -----       -----

Other comprehensive income
  (loss)                                $ (26)       $ (65)      $  39        $ (21)       $  21       $ (42)
                                        =====        =====       =====        =====        =====       =====

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


         The components of accumulated other comprehensive income (loss) at March 31, 1999 and December 31, 1998 included foreign currency translation adjustments and unrealized gains on securities.

                                                       FOREIGN CURRENCY    UNREALIZED GAINS    ACCUMULATED OTHER
                                                         TRANSLATION          (LOSSES) ON        COMPREHENSIVE
                                                          ADJUSTMENT           SECURITIES        INCOME (LOSS)
                                                       ----------------    ----------------    -----------------
                                                                             (IN THOUSANDS)
Balance at December 31, 1998                                 $(868)              $ 367               $(501)
Other comprehensive income (loss) for the three
     months ended March 31, 1999                               121                 (82)                 39
                                                             -----               -----               -----
Balance at March 31, 1999                                    $(747)              $ 285               $(462)
                                                             =====               =====               =====


9.  SUBSEQUENT EVENTS

         In April 1998, Harris Corporation ("Harris") filed a complaint in California Superior Court against the Company and others, alleging claims for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, intentional or negligent interference of contractual relations and prospective economic advantage and violation of California Business and Professions Code Section 17200 et seq. These claims related to an alleged agreement giving Harris the right to buy the Company's Falcon 1A chipset and the impingement of this alleged agreement by the Company in entering into a licensing agreement in March 1998 with respect to the Falcon 1A chipset. Under this licensing agreement, the Company granted a third party the right to manufacture and sell the Falcon 1A chipset to the Company and others. Harris's complaint sought specific performance, declaratory relief, an accounting and unspecified compensatory and punitive damages. Harris's claim was later amended to include a claim for fraud and the Company filed a cross-complaint for declaratory relief.

         In May 1999, the Company reached an agreement with Harris Corporation to settle and dismiss the complaints described above. Under the terms of the settlement, in order to avoid further litigation and controversy, the Company agreed to pay the sum of $1.5 million to Harris and both parties agreed to dismiss their actions with prejudice. The impact of the settlement will be recorded in the Company's financial statements for the quarter ended June 30, 1999.

         During the second quarter of 1999, E/O Networks filed for protection under Chapter 11 of the U.S. Bankruptcy Act. The Company is currently evaluating the impact this may have on the carrying value of its investment. No adjustment has been made to the carrying value of the investment in the Company's financial statements for the quarter ended March 31, 1999.

                                 PART I: ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           PAIRGAIN TECHNOLOGIES, INC.


The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the private securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in PairGain's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of PairGain.

The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in PairGain. You are urged to carefully review and consider the various disclosures made by us in this Report and in our other filings with the SEC, including our 1998 Form 10-K, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect our business.


RESULTS OF OPERATIONS (quarter ended March 31, 1999, compared to quarter ended March 31, 1998)

REVENUES

         Revenues for the three months ended March 31, 1999 were $60.9 million, compared to $72.6 million for the three months ended March 31, 1998. Product revenues for virtually all product lines except the PG-Flex and PG-Plus decreased when compared to the 1998 quarter. The decrease in product revenues for the HiGain and Megabit Access products resulted from lower average selling prices that were not fully offset by increases in units shipments. Both unit shipments and average selling prices decreased for the ETSI, Campus and PG-2 products as well as for the OEM modules. Revenue for the PG-Flex product increased 77% over the revenue levels in the 1998 quarter as unit shipments increased 82% and the average selling price decreased only slightly. Revenue for the PG-Plus product increased 74% despite a 29% reduction in average selling price. Revenue from royalty and technology fees was $4.1 million in the first quarter of 1999, the result of an agreement entered into for licensing of our Falcon chip in the first quarter of 1998. Revenue from royalty income and technology fees in the first quarter of 1998 was $1.9 million.

         Subsequent to March 31, 1999, a large customer informed us that we no longer held primary supplier status with them. We previously supplied the dominant share of HDSL product to this customer. The customer did not elaborate as to the level of orders they would continue to place, if any, and whether or not they had awarded primary supplier status to another company. If there is a significant decline in HDSL revenue sold to this account, it could have a material adverse effect on our future operating results.

GROSS PROFIT

         Gross profit represents total revenues for a period, including royalty income and technology fees, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit decreased to $25.5 million for the three months ended March 31, 1999 compared to $36.9 million for the same period in the prior year. As a percentage of revenues, gross profit was 42% for the quarter ended March 31, 1999, a decline from 51% in the first quarter of 1998, but consistent with the 42% gross margin for the fourth quarter of 1998. The decrease in gross margin and gross margin percentage was largely the result of decreases in average selling prices, which were partially offset by our cost reduction efforts and higher margin royalty income, and manufacturing inefficiencies caused by decreased product volume. We expect that increased competition will continue to place downward pressure on average selling prices. To the extent that we are unable to offset these decreases with our cost reduction efforts, or to introduce and sell new products with higher gross product margins, we will continue to experience a decline in our gross margin.

OPERATING EXPENSES

         Operating expenses increased $1.8 million, or 9%, for the three months ended March 31, 1999 as compared with the same period in the prior year. The majority of this increase was related to the addition of personnel in all operating expense categories. As a percentage of revenues, operating expenses increased to 35% in the 1999 period from 27% in the 1998 quarter.

         Research and development expense increased 6%, to $10.1 million, for the three months ended March 31, 1999, compared to $9.5 million in the prior year period. This increase was due to the addition of personnel, outside development consulting fees, external engineering charges and costs for developmental tools and software, offset by a reduction in prototype expenditures. Research and development expense as a percentage of revenues was 17% in the 1999 quarter compared to 13% in 1998.

         Selling and marketing expense increased to $7.9 million in the 1999 quarter compared to $7.2 million in the prior year quarter. The increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, offset by a reduction in advertising expenses. Trade show and other related promotional expenditures designed to market our new products and technology, including the Avidia System, also increased over the prior year quarter. Costs related to the expansion of PairGain's presence in the international market increased 16% from the prior year period. Selling and marketing expense as a percentage of revenues was 13% in the 1999 quarter compared to 10% in the first quarter of 1998.

         General and administrative expense was $3.6 million for the quarter ended March 31, 1999 compared to $3.1 million in the same period in the prior year. Increases in payroll due to the addition of information management personnel and increases in software and machinery maintenance and payments to outside firms assisting us with our Year 2000 compliance project were offset by reductions in legal fees. As a percentage of revenues, general and administrative expense was 6% in the first quarter of 1999 compared to 4% in 1998.

INCOME FROM OPERATIONS

         As a result of the overall increase in operating expenses and the reduction in revenues and gross margin, income from operations for the quarter ended March 31, 1999 decreased to $3.9 million, compared to $17.1 million for the 1998 quarter. As a percentage of revenues, income from operations was 6% in the 1999 quarter compared to 23% in 1998.

INTEREST AND OTHER INCOME, NET

         Net interest income increased to $2.4 million for the three months ended March 31, 1999 from $2.1 million in the 1998 quarter. The increase in interest income was the result of increased average cash balances.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $2.2 million, for the three months ended March 31, 1999, compared to $7.0 million for the same period in the prior year. PairGain's estimated effective tax rate for the first quarter of 1999 decreased to 34% from 37% for the three months ended March 31, 1998.

NET INCOME AND EARNINGS PER SHARE

         Net income for the three months ended March 31, 1999 was $4.2 million compared to $12.2 million for the 1998 quarter.

         Basic earnings per share for the three months ended March 31, 1999 were $0.06 per share, compared to $0.17 per share for the 1998 quarter.

         The weighted average number of common shares outstanding was 70.4 million and 69.5 million for the three months ended March 31, 1999 and 1998, respectively. This increase in common shares was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan offset by shares repurchased during the first quarter of 1999 under the Share Buyback Plan announced in October 1998.

         Dilutive earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.06 per share and $0.16 per share for the three months ended March 31, 1999 and 1998, respectively. The weighted average number of common and common equivalent shares outstanding were
74.5 million in 1999 and 75.2 million in 1998.

SUBSEQUENT EVENTS

         In May 1999, we reached an agreement with Harris Corporation to settle and dismiss the complaints Harris filed in April 1998. Under the terms of the settlement, in order to avoid further litigation and controversy, we agreed to pay the sum of $1.5 million to Harris and both parties agreed to dismiss their actions with prejudice. The impact of the settlement will be recorded in our financial statements for the quarter ended June 30, 1999. See Note 9, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements in this Report.

         During the second quarter of 1999, E/O Networks filed for protection under Chapter 11 of the U.S. Bankruptcy Act. We are currently evaluating the impact this may have on the carrying value of our investment. No adjustment has been made to the carrying value of the investment in our financial statements for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, PairGain had $228.0 million in cash, cash equivalents and short-term investments and $257.6 million in working capital. This is a decrease of $6.0 million in cash, cash equivalents and short-term investments and $161,000 in working capital compared to the December 31, 1998 amounts. These decreases are primarily attributable to cash generated from operations of $2.0 million and $2.2 million from the issuance of stock under our 1993 Stock Option Plan and Employee Stock Purchase Plan, offset by capital expenditures of $2.7 million, a long-term investment of $5.0 million and repurchases of PairGain common stock under the Share Buyback Plan aggregating $1.9 million. Accounts receivable increased to $25.8 million at March 31, 1999, compared to $20.2 million at December 31, 1998. This increase in receivables was primarily due to a larger proportion of total revenue for the 1999 quarter being shipped during the last four weeks of the quarter. Accounts receivable days outstanding were 39 at March 31, 1999 compared to 30 days at December 31, 1998. Gross inventories decreased $5.7 million to $46.0 million at March 31, 1999 compared to $51.7 million at December 31, 1998. Approximately $4.2 million of the decrease was related to raw materials and $1.2 million related to finished goods. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased $2.6 million to $14.8 at March 31, 1999 compared to $17.4 million at December 31, 1998. The primary reason for the decrease in these reserves was the disposal of obsolete inventories. Net inventory turns increased to four-and-a-half times for the first quarter of 1999 versus four times in the 1998 quarter.

         Capital expenditures, primarily related to the purchase of computer software and hardware and test equipment, were $2.7 million during the first quarter of 1999. Capital expenditures in the 1998 quarter aggregated approximately $1.9 million and were primarily related to the purchase of computer equipment, machinery and test equipment.

         Accounts payable and other current liabilities decreased to $46.9 million at March 31, 1999 from $49.5 million at December 31, 1998. The primary reason for the decrease was the recognition of revenue in the first quarter of 1999 that was deferred as of December 31, 1998, offset by an increase in income taxes payable.

         On October 14, 1998 we announced that our Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of our outstanding common shares. As of March 31, 1999, we had repurchased 1,200,000 shares at a cost of approximately $9.1 million. Future repurchases of shares under this plan, if any, will be made with existing cash balances.

         We have signed an agreement to purchase our Tustin, California headquarters facility from our current landlord. The purchase price is $4.9 million, which will be paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005. The purchase is expected to be completed in May 1999.

         During the second quarter of 1999, we will pay $1.5 million under an agreement to settle our litigation with Harris Corporation. See Note 9, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements in this Report.

         We believe that our current cash, cash equivalents and short-term investment balances and internally generated cash flow will be sufficient to meet our working capital and capital expenditure requirements through 1999. To the extent that our existing resources, together with future earnings, are insufficient to fund our future activities, we may need to raise additional funds through public or private financings.

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

    Information Technology Systems              Non-Information Technology Systems
-----------------------------------------    ----------------------------------------
o  Personal computer hardware, software      o  Building systems including elevators,
   and applications                             HVAC, life safety systems, public
                                                utilities and others

o  Mainframe hardware, software and          o  Facsimile and photocopy machines
   applications

o  Telephone systems                         o  Alarms

o  Local Area Networks hardware, software    o  Access systems and door locks
   and applications


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

     The Costs to Address Our Year 2000 Issues

         The total cost to address our Year 2000 Issue is not expected to be material to our financial condition. We are using both internal and external resources to reprogram, or replace, and test our software for Year 2000 modifications. We do not separately track internal costs incurred on the Year 2000 Project, which principally include payroll and related costs for our Information Management employees that are being expensed as incurred. Excluding internal costs, we have budgeted approximately $1.1 million for activities specific to the Year 2000 compliance of our information systems. An additional $5.0 million has been budgeted for various other upgrades to software and hardware related to operational functionality which will also make those systems Year 2000 compliant. Purchased hardware and software will be capitalized in accordance with our standard capitalization policy. All other costs related to the project are being expensed as incurred. Budgeted amounts are expected to be spent during 1998 and 1999 but will not be incurred equally over all phases of the Project. As of March 31, 1999 we had spent approximately $4.4 million of these budgeted amounts. These costs are being funded through operating cash flows.

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

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.


Item 1.  Legal Proceedings

         As discussed in Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the U.S. Attorney's office and the Securities and Exchange Commission have been investigating S. Jay Goldinger and Capital Insight, Inc. in connection with their 1995 loss of nearly $100 million of their clients' funds, including $15.8 million of PairGain's funds. The U.S. Attorney and the SEC are also investigating whether PairGain and some of its past and present officers and employees engaged in any wrongdoing with respect to PairGain's investment of its excess cash with Capital Insight, the disclosure of such investments and the disclosure of losses incurred.

         By letter dated May 11, 1999, we received notification that the U.S. Attorney views PairGain, Charles S. Strauch, our Chairman, and Charles
         W. McBrayer, our Chief Financial Officer, as targets of its criminal investigation. The letter further states that no final decision has been made whether to pursue charges against PairGain, Mr. Strauch or Mr. McBrayer by the U.S. Attorney.

         See Item 1. Legal Proceedings in PairGain's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1998 for disclosure regarding Harris Corporation's suit against PairGain and others. In May 1999, PairGain and Harris reached a settlement agreement related to this matter. See Note 9 of Notes to Condensed Consolidated Financial Statements in this quarterly report.

         PairGain is involved from time to time in litigation incidental to our business. We believe that none of our pending litigation matters, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

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


                                          PairGain Technologies, Inc.
                                   ---------------------------------------------
                                                 (Registrant)


Date:   May 17, 1999                        /s/ Charles W. McBrayer
        ------------               ---------------------------------------------
                                              Charles W. McBrayer
                                            Senior Vice President,
                                     Chief Financial Officer and Secretary
                                         (Principal Financial Officer)


Date:   May 17, 1999                          /s/ Robert R. Price
        ------------               ---------------------------------------------
                                                Robert R. Price
                                    Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
 27.1               Financial Data Schedule