Form 10-Q
period 1999-06-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1999-08-16
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE SECOND QUARTER ENDED JUNE 30, 1999


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

                                 Yes [X] No [ ]


THERE WERE 71,159,638 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON JUNE 30, 1999.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX


                                                                                   PAGE
                                                                                 --------
Part I.       Financial Information

      Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets
                 at June 30, 1999 and December 31, 1998                               3

                Condensed Consolidated Statements of Income
                 for the quarters and six months ended June 30, 1999 and 1998         4

                Condensed Consolidated Statements of Comprehensive Income
                 for the quarters and six months ended June 30, 1999 and 1998         5

                Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1999 and 1998                      6

                Notes to Condensed Consolidated Financial Statements                  7

      Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                    17

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk           27

Part II.      Other Information

      Item 1.   Legal Proceedings                                                    28

      Item 2.   Changes in Securities                                                28

      Item 3.   Defaults upon Senior Securities                                      28

      Item 4.   Submission of Matters to a Vote of Security Holders                  29

      Item 5.   Other Information                                                    30

      Item 6.   Exhibits and Reports on Form 8-K                                     30

Signatures                                                                           31

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                       JUNE 30,           DECEMBER 31,
                                                                         1999                 1998
                                                                    ---------------       -------------
                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                                             $ 118,190             $ 131,923
  Short-term investments (Note 3)                                         104,175               102,011
  Accounts receivable                                                      26,201                20,226
  Inventories (Note 4)                                                     37,092                34,320
  Other current assets and deferred taxes                                  21,603                18,712
                                                                        ---------             ---------
TOTAL CURRENT ASSETS                                                      307,261               307,192
Property, plant and equipment, net (Note 5)                                24,851                19,482
Long-term investment (Note 6)                                               5,000                 1,500
Other assets                                                                  211                   346
                                                                        ---------             ---------
TOTAL ASSETS                                                            $ 337,323             $ 328,520
                                                                        =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                $  11,591             $   6,358
  Accrued expenses (Note 7)                                                20,861                27,002
  Accrued income taxes                                                     16,775                16,119
  Current portion of note payable                                              31                    --
                                                                        ---------             ---------
TOTAL CURRENT LIABILITIES                                                  49,258                49,479
Note payable (Note 8)                                                       1,742                    --
                                                                        ---------             ---------
TOTAL LIABILITIES                                                          51,000                49,479
                                                                        ---------             ---------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares - 2,000,000
   Issued and outstanding shares - None                                        --                    --
  Common stock, $.0005 par value:
   Authorized shares - 175,000,000
   Issued and outstanding shares - 71,159,638 and 70,039,814
     at June 30, 1999 and December 31, 1998, respectively                      36                    35
  Additional paid-in capital                                              153,047               150,807
  Deferred compensation                                                       (42)                  (84)
  Accumulated other comprehensive loss (Note 9)                              (738)                 (501)
  Retained earnings                                                       134,020               128,784
                                                                        ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                                286,323               279,041
                                                                        ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 337,323             $ 328,520
                                                                        =========             =========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                          --------------------------       --------------------------
                                             1999             1998            1999             1998
                                          ---------        ---------       ---------        ---------

REVENUES                                  $  61,171        $  73,416       $ 122,067        $ 146,035
Cost of revenues                             35,823           36,133          71,209           71,867
                                          ---------        ---------       ---------        ---------

Gross profit                                 25,348           37,283          50,858           74,168
                                          ---------        ---------       ---------        ---------

Operating expenses:
 Research and development                    10,497            9,822          20,623           19,358
 Selling and marketing                        8,272            7,584          16,170           14,789
 General and administrative                   3,605            3,471           7,180            6,554
 Settlement of litigation                     1,500               --           1,500               --
                                          ---------        ---------       ---------        ---------

Total operating expenses                     23,874           20,877          45,473           40,701
                                          ---------        ---------       ---------        ---------

INCOME FROM OPERATIONS                        1,474           16,406           5,385           33,467

Write-off of long-term investment            (1,500)              --          (1,500)              --
Interest and other income, net                2,389            2,100           4,821            4,192
                                          ---------        ---------       ---------        ---------

Income before income taxes                    2,363           18,506           8,706           37,659

Provision for income taxes (Note 1)           1,313            6,754           3,470           13,745
                                          ---------        ---------       ---------        ---------

NET INCOME                                $   1,050        $  11,752       $   5,236        $  23,914
                                          =========        =========       =========        =========

Per Share Data (Note 1):
  Earnings per share
     Basic                                $    0.01        $    0.17       $    0.07        $    0.34
                                          =========        =========       =========        =========
     Diluted                              $    0.01        $    0.16       $    0.07        $    0.32
                                          =========        =========       =========        =========
  Average shares outstanding
     Basic                                   71,010           70,120          70,681           69,832
                                          =========        =========       =========        =========
     Diluted                                 75,549           75,111          75,021           75,157
                                          =========        =========       =========        =========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                     ------------------------        ------------------------
                                                       1999            1998            1999            1998
                                                     --------        --------        --------        --------
Net income                                           $  1,050        $ 11,752        $  5,236        $ 23,914
                                                     --------        --------        --------        --------
Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments                62            (144)            183            (221)
                                                     --------        --------        --------        --------

   Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising
     during period                                       (338)            133            (420)            188
     Reclassification adjustment
      for losses included in net                           --             (62)             --             (82)
      income
                                                     --------        --------        --------        --------
   Net unrealized (losses) gains on securities           (338)             71            (420)            106
                                                     --------        --------        --------        --------

Other comprehensive loss (Note 9)                        (276)            (73)           (237)           (115)
                                                     --------        --------        --------        --------

Comprehensive income                                 $    774        $ 11,679        $  4,999        $ 23,799
                                                     ========        ========        ========        ========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                     1999             1998
                                                                  ---------        ---------
Cash flows from operating activities:
Net income                                                        $   5,236        $  23,914
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization                                      5,926            4,845
   Loss on sale of equipment                                             --               73
   Loss on long-term investment                                       1,500               --
Change in operating assets and liabilities:
   Accounts receivable                                               (5,868)           2,078
   Inventories                                                       (2,724)         (10,069)
   Other current assets                                              (2,677)          (1,301)
   Other assets                                                          46               65
   Accounts payable                                                   3,202             (867)
   Accrued expenses                                                  (4,100)           1,320
   Income taxes                                                       2,858            1,973
                                                                  ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             3,399           22,031
                                                                  ---------        ---------

Cash flows from investing activities:
Net purchases of short-term investments                              (3,680)         (14,441)
Purchases of property and equipment                                 (10,310)          (3,359)
Purchase of long-term investment                                     (5,000)              --
                                                                  ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                               (18,990)         (17,800)
                                                                  ---------        ---------

Cash flows from financing activities:
Proceeds from issuance, net of repurchases, of common stock              33            3,802
Proceeds from note payable                                            1,786               --
Payments on note payable                                                (13)              --
                                                                  ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,806            3,802
                                                                  ---------        ---------

Effect of exchange rate changes on cash balances                         52             (221)
                                                                  ---------        ---------

(Decrease) increase in cash and cash equivalents                    (13,733)           7,812
Cash and cash equivalents at beginning of period                    131,923          111,602
                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 118,190        $ 119,414
                                                                  =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                 $     873        $  14,297
                                                                  =========        =========
Income tax refunds                                                $     260        $   2,508
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

INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1999, and consolidated results of operations, comprehensive income and cash flows for the three and six months ended June 30, 1999 and June 30, 1998. Results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of results to be expected for the full year ending December 31, 1999.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

TRANSLATION OF FOREIGN CURRENCIES

        Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The functional currency of the Company's Swiss subsidiary is the Swiss Franc. The functional currency of the Company's Canadian subsidiary is the Canadian Dollar. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as accumulated other comprehensive loss within stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred, and have historically been insignificant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheet at June 30, 1999 and December 31, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

COMPREHENSIVE INCOME

        Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has included Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 1999 and 1998. (See Note 9)

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

SHORT-TERM INVESTMENTS

        Short-term investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of tax, included in accumulated other comprehensive loss in stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

INVENTORIES

        Inventories are stated at lower of cost (determined on a first-in, first-out basis) or market. The Company maintains allowances for estimated obsolete and excess inventories based upon projected sales levels.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method. The estimated useful life of equipment is three to five years. Leasehold improvements are amortized over the lesser of five years or the life of the lease.
Buildings are depreciated over twenty years.

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

REVENUE RECOGNITION

        Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns. Revenue from royalty income and technology licensing fees is recognized when earned. Advance payments are classified as deferred revenue.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                           1999            1998            1999            1998
                                                         --------        --------        --------        --------
Net income                                               $  1,050        $ 11,752        $  5,236        $ 23,914
                                                         ========        ========        ========        ========

Basic earnings per common share:
  Weighted average of common shares outstanding            71,010          70,120          70,681          69,832
                                                         ========        ========        ========        ========

  Basic earnings per common share                        $   0.01        $   0.17        $   0.07        $   0.34
                                                         ========        ========        ========        ========

Diluted earnings per common share:
  Weighted average of common shares outstanding            71,010          70,120          70,681          69,832
  Weighted average of common share equivalents:
   Weighted average warrants outstanding                        3              24              12              32
   Weighted average options outstanding                    11,200          11,058          11,502          11,113
   Anti-dilutive options                                     (285)         (2,561)           (407)         (2,182)
   Shares assumed to be repurchased using the
     treasury stock method                                 (4,989)         (2,704)         (5,520)         (2,763)
   Shares assumed to be repurchased to reflect the
     effects of tax benefits                               (1,390)           (826)         (1,247)           (875)
                                                         --------        --------        --------        --------
  Weighted average number of common and common
   equivalent shares                                       75,549          75,111          75,021          75,157
                                                         ========        ========        ========        ========

Diluted earnings per common share                        $   0.01        $   0.16        $   0.07        $   0.32
                                                         ========        ========        ========        ========

STATEMENT OF CASH FLOWS

        The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $2.2 million and $4.4 million during the six months ended June 30, 1999 and 1998, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

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

        Comparative product revenues as a percentage of sales during the three and six months ended June 30, 1999 and 1998 were:


                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                               ----------------------------       ----------------------------
                                 1999              1998              1999              1998
                               --------          ----------       ---------           --------

HiGain / ETSI                    57%               65%               55%               65%
Subscriber Carrier               25%               22%               28%               21%
Campus                           11%                5%                8%                7%
Megabit Access                    3%                2%                3%                2%
OEM                               3%                3%                2%                2%
Royalty                           1%                3%                4%                3%
                                ---               ---               ---               ---
Total Revenues                  100%              100%              100%              100%
                                ===               ===               ===               ===

        Export sales represented 24% and 21% of product revenue during the three months ended June 30, 1999 and 1998, respectively. During the first half of 1999 and 1998, export sales represented 22% and 20% of product revenues, respectively. Product sales by geographical region are summarized as follows:

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                     -------------------------         -------------------------
                                                       1999            1998             1999              1998
                                                     --------         --------         --------         --------
                                                                           (IN THOUSANDS)

United States                                        $ 46,156         $ 56,686         $ 90,906         $113,056
Canada                                                  5,626            5,534           11,282           11,611
Other international                                     8,707            9,096           15,097           17,345
                                                     --------         --------         --------         --------
Total product revenues                                 60,489           71,316          117,285          142,012
Royalty income and technology licensing fees              682            2,100            4,782            4,023
                                                     --------         --------         --------         --------
Total revenues                                       $ 61,171         $ 73,416         $122,067         $146,035
                                                     ========         ========         ========         ========

3.  SHORT-TERM INVESTMENTS

        Short-term investments as of June 30, 1999 and December 31, 1998 are summarized as follows:

                                                GROSS             GROSS
                                              UNREALIZED       UNREALIZED
                              COST              GAINS             LOSSES          FAIR VALUE
                            --------         ----------         ----------         ---------
                                                    (IN THOUSANDS)
JUNE 30, 1999
    Municipal bonds         $104,256         $       --         $      (81)        $104,175
                            ========         ==========         ==========         ========

DECEMBER 31, 1998
    Municipal bonds         $101,432         $      579         $       --         $102,011
                            ========         ==========         ==========         ========

        There were no realized gains or losses on short-term investments during the six months ended June 30, 1999 and 1998. Unrealized holding (losses) gains on short-term investments, net of tax, included in accumulated other comprehensive loss in stockholders' equity at June 30, 1999 and December 31, 1998 were ($53,000) and $367,000, respectively.

4.  INVENTORIES

        Inventories consist of the following:

                          JUNE 30,    DECEMBER 31,
                            1999          1998
                        -------         ---------
                                (IN THOUSANDS)

Finished goods          $21,537         $18,489
Work in process           2,738           1,647
Raw materials            12,817          14,184
                        -------         -------
                        $37,092         $34,320
                        =======         =======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

5.  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                        JUNE 30,        DECEMBER 31,
                                                          1999              1998
                                                      ----------      ---------------
                                                              (IN THOUSANDS)

Land                                                   $  1,995          $     --
Building                                                  2,939                --
Production and engineering equipment                     24,263            22,169
Computers, software, furniture and other                 19,037            16,155
Leasehold improvements                                    4,719             4,129
                                                       --------          --------
                                                         52,953            42,453
Less accumulated depreciation and amortization          (28,102)          (22,971)
                                                       --------          --------
                                                       $ 24,851          $ 19,482
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

        In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplied low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. In the fourth quarter of 1998, the Company recorded an impairment adjustment of $1.5 million to reflect an impairment in its investment in E/O.

        During the second quarter of 1999, E/O filed for protection under Chapter 11 of the U.S. Bankruptcy Act. Following notification of the bankruptcy filing, the Company wrote off the remaining $1.5 million investment in E/O during the second quarter of 1999.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

7.  ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                 JUNE 30,        DECEMBER 31,
                                                   1999              1998
                                                ---------      ---------------
                                                      (IN THOUSANDS)

Accrued compensation and related expenses         $10,188         $ 9,343
Accrued warranty                                    5,887           7,413
Deferred revenue                                       --           3,500
Other accrued expenses                              4,786           6,746
                                                  -------         -------
                                                  $20,861         $27,002
                                                  =======         =======

8.  NOTE PAYABLE

        In May 1999, the Company purchased its Tustin, California headquarters facility. The purchase price was $4.9 million, which was paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005.

9.  OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The gross amount and related tax effects allocated to each component of other comprehensive income (loss) consist of:

                                                    THREE MONTHS ENDED JUNE 30,
                             ---------------------------------------------------------------------------
                                             1999                                  1998
                             ------------------------------------- -------------------------------------
                             GROSS AMOUNT  INCOME TAX  NET AMOUNT  GROSS AMOUNT  INCOME TAX  NET AMOUNT
                             ------------  ----------  ----------  ------------  ----------  -----------
                                                           (IN THOUSANDS)

Foreign currency
  translation adjustments       $  62        $  --        $  62        $(144)       $  --        $(144)
Unrealized (losses)
  gains on securities:
  Unrealized holding
   (losses) gains arising
   during period                 (513)        (175)        (338)         209           76          133
  Reclassification
   adjustment for losses
   included in net income          --           --           --          (97)         (35)         (62)
                                -----        -----        -----        -----        -----        -----
Net unrealized (losses)
  gains on securities            (513)        (175)        (338)         112           41           71
                                -----        -----        -----        -----        -----        -----
Other comprehensive
  income (loss)                 $(451)       $(175)       $(276)       $ (32)       $  41        $ (73)
                                =====        =====        =====        =====        =====        =====

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED JUNE 30,
                             ---------------------------------------------------------------------------
                                             1999                                  1998
                             ------------------------------------- -------------------------------------
                             GROSS AMOUNT  INCOME TAX  NET AMOUNT  GROSS AMOUNT  INCOME TAX  NET AMOUNT
                             ------------  ----------  ----------  ------------  ----------  -----------
                                                           (IN THOUSANDS)
Foreign currency
  translation adjustments       $ 183        $  --        $ 183        $(221)       $  --        $(221)
Unrealized (losses)
  gains on securities:
  Unrealized holding
   (losses) gains arising
   during period                 (660)        (240)        (420)         297          109          188
  Reclassification
   adjustment for losses
   included in net income          --           --           --         (129)         (47)         (82)
                                -----        -----        -----        -----        -----        -----
Net unrealized (losses)
  gains on securities            (660)        (240)        (420)         168           62          106
                                -----        -----        -----        -----        -----        -----
Other comprehensive
  income (loss)                 $(477)       $(240)       $(237)       $ (53)       $  62        $(115)
                                =====        =====        =====        =====        =====        =====

        The components of accumulated other comprehensive loss at June 30, 1999 and December 31, 1998 included foreign currency translation adjustments and unrealized gains (losses) on securities.

                                                FOREIGN                           ACCUMULATED
                                                CURRENCY         UNREALIZED          OTHER
                                              TRANSLATION      GAINS (LOSSES)    COMPREHENSIVE
                                               ADJUSTMENT      ON SECURITIES          LOSS
                                              ------------     --------------    ---------------
                                                              (IN THOUSANDS)

Balance at December 31, 1998                       $(868)          $ 367           $(501)
Other comprehensive income (loss) for the
    six months ended June 30, 1999                   183            (420)           (237)
                                                   -----           -----           -----
Balance at June 30, 1999                           $(685)          $ (53)          $(738)
                                                   =====           =====           =====

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

    The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in PairGain. You are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our other filings with the SEC, including our 1998 Form 10-K, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect our business.

RESULTS OF OPERATIONS (quarter and six months ended June 30, 1999, compared to quarter and six months ended June 30, 1998)

REVENUES

        Revenues for the quarter ended June 30, 1999 were $61.2 million, compared to $73.4 million in the corresponding 1998 quarter. Product revenues for all product lines except the PG-Plus, megabit access and Campus products decreased when compared to the 1998 quarter. This decrease in product revenues resulted primarily from a decrease in average selling prices for the second quarter of 1999 across virtually all product lines when compared to average selling prices during the second quarter of 1998. Second quarter 1999 unit shipments of the T1/E1 access products increased 38% over the 1998 quarter, but were not sufficient to offset decreases in average selling prices of 45%. In the Subscriber Carrier product family, revenue from sales of the PG-Plus products increased 15% in the 1999 quarter over the prior year quarter, while revenues from sales of PG-Flex products declined slightly, despite a 17% increase in unit sales volume. Revenue from shipments of Campus products increased 60% over the same quarter in 1998, in spite of a 30% decrease in average selling prices. Revenue from royalty income and technology licensing fees was $682,000 for the June 1999 quarter, compared to $2.1 million for the second quarter of 1998 which included a $1.5 million development and licensing fee for our Falcon chip.

        During the second quarter of 1999, a large customer informed us that we no longer held primary supplier status with them. We previously supplied the dominant share of HDSL product to this customer. The customer did not elaborate as to the level of orders they would continue to place, if any. If there is a significant decline in HDSL revenue sold to this account, it could have a material adverse effect on our future operating results.

        Revenues for the six months ended June 30, 1999, decreased to $122.1 million compared to $146.0 million for the first six months of 1998. Product revenues decreased 17%, which resulted primarily from a decrease in average selling prices for the first half of 1999 across virtually all product lines when compared to average selling prices during the first half of 1998. During the first six months of 1999, unit sales volume of our T1/E1 access products increased 24% over the same period in 1998, but 41% declines in average selling prices resulted in lower T1/E1 revenues in 1999. Sales of our PG-Flex and PG-Plus product lines in the first half of 1999 were 27% and 43% higher, respectively, than sales of those products in the same 1998 period. Sales of our Campus and megabit access products were essentially flat when compared to levels sold during the first half of 1998. Sales of our PG-2 products declined substantially from last year. Revenue from royalty income and technology licensing fees for the first six months of 1999 was $4.8 million compared to $4.0 million in the first half of 1998.

GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income and technology licensing fees, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit decreased to $25.4 million for the three months ended June 30, 1999 compared to $37.3 million for the same period in the prior year. As a percentage of revenues, gross profit was 41% for the quarter ended June 30, 1999, a decline from 51% in the second quarter of 1998, but relatively consistent with a gross margin of 42% in the first quarter of 1999. Gross margin for the first half of 1999 decreased to $50.9 million, or 42% of revenues, compared to $74.2 million, or 51% of revenues, in the first half of 1998. The decrease in gross margin and gross margin percentage was largely the result of decreases in average selling prices, lower manufacturing absorption caused by decreased product volume and lower royalty income. These effects were partially offset by our cost reduction efforts. We expect that increased competition will continue to place downward pressure on average selling prices. To the extent that we are unable to offset these decreases with our cost reduction efforts, or to introduce and sell new products with higher gross product margins, we will continue to experience a decline in our gross margin.

OPERATING EXPENSES

        Operating expenses increased $3.0 million, or 14%, for the three months ended June 30, 1999 as compared with the same period in the prior year. For the six month period, operating expenses increased $4.8 million, or 12%, over the prior year. The impact of a $1.5 million litigation settlement and costs relating to the addition of personnel represented the majority of these increases. As a percentage of revenues, operating expenses were 39% and 37%, respectively, in the three and six month periods in 1999, compared to 28% in each of the respective 1998 periods. Operating expenses, excluding the litigation settlement, increased $1.5 million, or 7%, for the three months ended June 30, 1999 as compared with the same period in the prior year. For the six month period, operating expenses, excluding the litigation settlement, increased $3.3 million, or 8%, over the prior year. As a percentage of revenues, operating expenses, excluding the litigation settlement, were 37% and 36%, respectively, in the three and six month periods in 1999.

        Research and development expense increased $675,000 and $1.3 million, respectively, for the quarter and six months ended June 30, 1999, a 7% increase over each of the comparable 1998 periods. These increases were primarily due to the addition of personnel including those specific to technology development for the subscriber carrier and megabit access product lines, and outside development consulting fees and temporary labor costs. Research and development expense as a percentage of revenues was 17% in both the 1999 quarter and six month period, compared to 13% in each of the corresponding 1998 periods.

        Selling and marketing expense increased $688,000 and $1.4 million, respectively, for the quarter and six months ended June 30, 1999, a 9% increase over each of the comparable 1998 periods. The increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, which was partially offset by a reduction in advertising, technical documentation and channel marketing expenses. Selling and marketing expense as a percentage of revenues was 14% and 13% in the 1999 quarter and six month period, respectively, compared to 10% in each of the corresponding 1998 periods.

        General and administrative expense increased $134,000, or 4%, and $626,000, or 10%, respectively, for the quarter and six months ended June 30, 1999, as compared with the same periods in the prior year. The majority of these increases resulted from incremental payroll expenses due to the addition of information management personnel and increases in expenditures for computer software and hardware maintenance, and payments to outside firms assisting us with upgrades to our software systems and our Year 2000 compliance project. As a percentage of revenues, general and administrative expense was 6% in each of the 1999 quarter and six month period, respectively, compared to 5% and 4%, respectively, in the corresponding 1998 periods.

SETTLEMENT OF LITIGATION

        In May 1999, we reached an agreement with Harris Corporation ("Harris") to settle and dismiss a lawsuit brought by Harris against us in April 1998. Under the terms of the settlement, in order to avoid further litigation and controversy, we agreed to pay the sum of $1.5 million to Harris and both parties agreed to dismiss their actions with prejudice. The impact of the settlement was recorded in our financial statements for the quarter ended June 30, 1999.

INCOME FROM OPERATIONS

        As a result of the above, income from operations for the quarter ended June 30, 1999 decreased 91% to $1.5 million, compared to $16.4 million for the 1998 quarter. Income from operations for the six months ended June 30, 1999 decreased 84% to $5.4 million, compared to $33.5 million for the first half of 1998. As a percentage of revenues, income from operations was 2% and 4%, respectively, for the quarter and six month period in 1999, compared to 22% for the 1998 quarter and 23% for the first six months of 1998. Excluding the effect of the litigation settlement, income from operations was $3.0 million, or 5% of revenues, for the second quarter of 1999 and $6.9 million, or 6% of revenue, for the first six months of 1999.

INTEREST AND OTHER INCOME, NET

        Net interest income increased to $2.4 million and $4.8 million for the three and six months ended June 30, 1999, respectively, from $2.1 million and $4.2 million in the corresponding 1998 periods. These increases resulted primarily from higher average cash levels available for investment. There was no interest expense during the first half of 1999 or 1998.

WRITE-OFF OF LONG-TERM INVESTMENT

        In June 1996, we made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplied low-density fiber optic access equipment to public carriers both domestically and internationally. We purchased approximately 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. In the fourth quarter of 1998, we recorded an impairment adjustment of $1.5 million to reflect an impairment in our investment in E/O.

        During the second quarter of 1999, E/O filed for protection under Chapter 11 of the U.S. Bankruptcy Act. Following notification of the bankruptcy filing, we wrote off the remaining $1.5 million investment in E/O during the second quarter of 1999.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three and six months ended June 30, 1999, was $1.3 million and $3.5 million, respectively, compared to $6.8 million and $13.7 million, for the three and six months ended June 30, 1998. The estimated effective tax rate in the second quarter of 1999 was 56% and 40% for the first six months of 1999, due to the non-deductibility of the long-term investment write-off. Without the effect of the investment write-off, our 1999 estimated effective tax rate is 34%. Our effective tax rate for 1998 was 37%.

NET INCOME AND EARNINGS PER SHARE

        Net income was $1.1 million and $5.2 million for the three and six months ended June 30, 1999, respectively. Net income in the corresponding 1998 periods was $11.8 million and $23.9 million.

Excluding the effects of the litigation settlement and investment write-off, net income was $3.5 million and $7.7 million for the second quarter and first half of 1999, respectively.

        Basic earnings per share for the three and six months ended June 30, 1999 were $0.01 per share and $0.07 per share, respectively, compared to $0.17 per share and $0.34 per share for the quarter and first half of 1998. Excluding the effects of the litigation settlement and investment write-off, basic earnings per share for the second quarter and first half of 1999 were $0.05 and $0.11 per share, respectively.

        The weighted average number of common shares outstanding was 71.0 million and 70.1 million for the three months ended June 30, 1999 and 1998, respectively. The weighted average number of common shares outstanding was 70.7 million and 69.8 million for the first half of 1999 and 1998, respectively. This increase in common shares was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan, offset by shares repurchased.

        Dilutive earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.01 per share and $0.07 per share, respectively, for the three and six months ended June 30, 1999, compared to $0.16 per share and $0.32 per share for the second quarter and first half of 1998. Excluding the effects of the litigation settlement and investment write-off, dilutive earnings per share were $0.05 per share and $0.10 per share for the second quarter and first half of 1999. The weighted average number of common and common equivalent shares outstanding was 75.5 million and 75.1 million for the three months ended June 30, 1999 and 1998, respectively. The weighted average number of common and common equivalent shares outstanding was
75.0 million and 75.2 million for the first half of 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1999, we had $222.4 million in cash, cash equivalents and short-term investments and $258.0 million in working capital. These figures represent a decrease of $11.6 million in cash, cash equivalents and short-term investments and an increase of $290,000 in working capital over the year ended December 31, 1998. The decrease in cash, equivalents and investments was primarily attributable to cash generated from operations of $3.4 million, the assumption of a note for $1.8 million related to the purchase of a building and $4.4 million from the issuance of stock under our 1993 Stock Option Plan and Employee Stock Purchase Plan, offset by capital expenditures of $10.3 million, a long-term investment of $5.0 million and repurchases of PairGain common stock of $4.4 million. Accounts receivable increased to $26.2 million at June 30, 1999, compared to $20.2 million at December 31, 1998. Accounts receivable days outstanding were 39 at June 30, 1999 compared to 30 at December 31, 1998. Gross inventories decreased $454,000 to $51.3 million at June 30, 1999, compared to $51.7 million at December 31, 1998. Raw materials decreased $2.8 million, while finished goods and work in process increased $2.4 million. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased to $14.2 million at June 30, 1999 compared to $17.4 million at December 31, 1998. The primary reason for the decrease in these reserves was the disposal of obsolete inventories. Accounts payable and other current liabilities decreased to $49.3 million at June 30, 1999 from $49.5 million at December 31, 1998.

        Capital expenditures during the six month period ended June 30, 1999 were $10.3 million, consisting primarily of the purchase of our Tustin, California headquarters facility for $4.9 million, and purchases of computer hardware and software, machinery and test equipment. The $4.9 million purchase of the Tustin facility was paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005. Capital expenditures in the first half of 1998 aggregated approximately $3.4 million, primarily related to expenditures for computer equipment and software, machinery and test equipment.

        During the third quarter of 1999, we plan to vacate one of our existing facilities in Tustin and move into a 41,000 square foot facility located near our headquarters facility. We plan to spend approximately $1.5 million in leasehold improvements at this new facility during the third and fourth quarters of 1999.

        On October 14, 1998, we announced that our Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of our outstanding common shares. As of June 30, 1999, we had repurchased 1,200,000 shares at a cost of approximately $9.1 million. Future repurchases of shares under this plan, if any, will be made with existing cash balances.

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

        We have implemented a Year 2000 Project (the "Project") to address and correct Year 2000 compliance issues with regard to our operating systems and the readiness of our suppliers and customers. The Project is administered by a Steering Committee, which includes senior representatives from operations, engineering, finance, information management and independent outside consultants. The Project is composed of five phases:

        -       Awareness;

        -       Inventory and Assessment;

        -       Replacement and Upgrade;

        -       Testing and Validation; and

        -       Implementation and Post-Implementation.

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

          Information Technology Systems                         Non-Information Technology Systems
----------------------------------------------------       ------------------------------------------------
o  Personal computer hardware, software and                o  Building systems including elevators,
   applications                                               HVAC, life safety systems, public utilities
                                                              and others

o  Mainframe hardware, software and                        o  Facsimile and photocopy machines
   applications

o  Telephone systems                                       o  Alarms

o  Local Area Networks hardware, software and              o  Access systems and door locks
   applications

        Our products that are currently being sold or that have been sold in the past will be classified into three main categories.

        - No Impact: Units with no internal electronics or processing capabilities or units with processing capabilities that do not perform date math calculations.

        - Minor Impact: Units that possess date math processing capabilities, but any Year 2000 related failure would either have no impact on the actual performance of the unit (i.e., incorrect date display only), or would require a one-time user intervention to rest the unit once the clock turned from December 31, 1999 to January 1, 2000. Units in this category will be reviewed on a case by case basis by the Product Manager to determine whether or not testing is warranted.

        - Major Impact: Units that possess significant date math processing capabilities. Every unit in this classification will be tested for Year 2000 compliance.

        We have adopted BellCore GR-2945-CORE, Issue 1 standard for definition of "Year 2000 Compliant" products as the majority of our products are sold to Bell operating companies. Testing of our products is being completed by Nationally Recognized Test Labs. To date, all PairGain products tested have been Year 2000 compliant without modification. If any products are subsequently determined not to be compliant, we have pledged to immediately notify all customers who have purchased any of the non-complaint products and to upgrade or replace any of the installed, non-compliant products in accordance with our standard warranty policy, regardless of whether the equipment is still in the warranty period.

        Inventory of our internal systems has been completed. An assessment of the readiness of the external entities with which we interface such as vendors, customers, payment systems and others is ongoing. Letters were sent to 100 of our suppliers. Responses have been received from 90% of those companies with 35% indicating they were already Year 2000 compliant and the remaining indicating that they are still working on the issue. We have multiple sources for almost every part that we use in our products. If any one supplier cannot, for one reason or another, comply with the Year 2000 requirements, we anticipate being able to procure the parts from another supplier who is compliant. We plan to work closely with those suppliers who provide sole source components to ensure that they are Year 2000 compliant before any interruption occurs or will address the sole source issue in other ways.

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

        During the TESTING AND VALIDATION phase, a standard test methodology will be used to ensure that all components of our products correctly handle the century date changes and that those changes do not adversely impact current functionality and operation of the components. A checklist of ten minimum requirements was created to certify an internal system or application is compliant. Testing and validation of these systems will continue through the end of 1999 to ensure successful business operations.

        During the IMPLEMENTATION AND POST-IMPLEMENTATION phase, components of our products will be implemented into production upon completion of upgrade and testing, and operated in a production environment. Constant monitoring and communication will also be a focus point and objective. A system change control process will be used to ensure that subsequent changes are not made to Year 2000 compliant components unless those changes have been tested for compliance. A team will be established to cater to all questions and issues that may arise during and after January 1, 2000. Post-implementation, including continued monitoring and communication, will continue through March 31, 2000 to ensure our successful operation after January 1, 2000.

    The Costs to Address Our Year 2000 Issues

        The total cost to address our Year 2000 Issue is not expected to be material to our financial condition. We are using both internal and external resources to reprogram, or replace, and test our products and systems for Year 2000 modifications. We do not separately track internal costs incurred on the Year 2000 Project, which principally include payroll and related costs for our Information Management employees that are being expensed as incurred. Excluding internal costs, we have budgeted approximately $1.1 million for activities specific to the Year 2000 compliance of our information systems. An additional $5.0 million has been budgeted for various other upgrades to software and hardware related to operational functionality which will also make those systems Year 2000 compliant. Purchased hardware and software will be capitalized in accordance with our standard capitalization policy. All other costs related to the Project are being expensed as incurred. Budgeted amounts are expected to be spent during 1998 and 1999 but will not be incurred equally over all phases of the Project. As of June 30, 1999 we had spent approximately $5.0 million of these budgeted amounts. These costs are being funded through operating cash flows.

    The Risks of Our Year 2000 Issues

         We have placed great importance on our Year 2000 Project and anticipate that our systems will be Year 2000 compliant before the end of 1999. The following are representative of the types of risks that could result in the event that we are not fully compliant by the end of 1999:

        - Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services or product failure.

        - Loss of sales due to failure to meet customer quality expectations or inability to ship products.

        - Increased operational costs due to manual processing, data corruption or disaster recovery.

        - Inability to bill or invoice customers and collect payments in a timely manner.

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

        The above discussion regarding the Year 2000 Issue contains many statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in the Year 2000 discussion, the words "believes," "expects," "estimates," "planned," "could" and similar expression are intended to identify forward-looking statements. Forward-looking statements included, without limitation, our expectations as to when we will complete the remediation and testing phases of our Year 2000 Project as well as any contingency plans we formulate; our estimated cost of achieving Year 2000 readiness; and our belief that our internal systems and equipment will be Year 2000 compliant in a timely manner.

                                 PART I: ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                          PAIRGAIN TECHNOLOGIES, INC.

        At June 30, 1999, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $214.6 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

        We limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum average maturity of our overall investment portfolio is limited by policy to 36 months. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, the exposure to market and credit risk is not expected to be material. Accordingly, we do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.

Item 1. Legal Proceedings

        As discussed in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 1998, the U.S. Attorney's office and the Securities and Exchange Commission have been investigating S. Jay Goldinger and Capital Insight, Inc. in connection with their 1995 loss of nearly $100 million of their clients' funds, including $15.8 million of PairGain's funds. The U.S. Attorney and the SEC are also investigating whether PairGain and some of its past and present officers and employees engaged in any wrongdoing with respect to PairGain's investment of its excess cash with Capital Insight, the disclosure of such investments and the disclosure of losses incurred.

        As discussed in Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, the U.S. Attorney has named PairGain, Charles S. Strauch, our Chairman, and Charles W. McBrayer, our Chief Financial Officer, as targets of its criminal investigation. As noted in the March 1999 Form 10-Q, no final decision has been made whether to pursue charges against PairGain, Mr. Strauch or Mr. McBrayer by the U.S. Attorney. There were no changes to these matters during the period ended June 30, 1999.

        In May 1999, we reached an agreement with Harris Corporation ("Harris") to settle and dismiss the lawsuit brought by Harris against PairGain and others, which lawsuit is described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998. Under the terms of the settlement, in order to avoid further litigation and controversy, we agreed to pay the sum of $1.5 million to Harris and both parties agreed to dismiss their actions with prejudice. The impact of the settlement was recorded in our financial statements for the quarter ended June 30, 1999.

        We are involved from time to time in litigation incidental to our business. We believe that none of our pending litigation matters, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on June 16, 1999, the stockholders:

        - ratified the appointment of Michael Pascoe to serve on the Board of Directors until the 2001 Annual Meeting;

        - elected Charles S. Strauch, Robert C. Hawk and Robert A. Hoff to serve on the Board of Directors until the 2002 Annual Meeting;

        - approved a series of amendments to the 1993 Stock Option/Stock Issuance Plan including:

                - an increase in the number of common stock available for issuance under the Plan by an additional 2,000,000 shares;

                - a requirement that all option grants and direct stock issuances be made at not less than 100% of the fair market value of the shares on the grant or issue date;

                - an elimination of the option cancellation/regrant provisions; and

                -       an elimination of the financing provisions of the 1993
                        Plan; and

        - approved the selection of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 1999.

        Results of the voting are shown below:

        TO RATIFY THE APPOINTMENT OF THE FOLLOWING DIRECTOR TO SERVE FOR A TERM OF TWO YEARS:

                                             Votes For           Votes Withheld
                                           -----------          ---------------

               Michael Pascoe               59,321,425             1,073,084

        TO ELECT THE FOLLOWING DIRECTORS TO SERVE FOR A TERM OF THREE YEARS:

                                             Votes For           Votes Withheld
                                           -----------          ---------------

               Charles S. Strauch           59,023,682             1,370,827
               Robert C. Hawk               59,021,994             1,372,515
               Robert A. Hoff               59,022,794             1,371,715

        TO APPROVE THE AMENDMENTS TO THE 1993 STOCK OPTION/STOCK ISSUANCE PLAN:

                        For                Against                Abstain
               -------------------    --------------------    ------------------
                     45,739,116           14,270,045               385,348

        TO APPROVE THE SELECTION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITOR FOR THE FISCAL YEAR ENDING DECEMBER 1999:


                        For                Against                Abstain
               -------------------    --------------------    ------------------
                     59,972,750                223,938               197,821

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





                                             PairGain Technologies, Inc.
                                      ------------------------------------------
                                                    (Registrant)





 Date:       August 13, 1999                   /s/ Charles W. McBrayer
          ----------------------      ------------------------------------------
                                                 Charles W. McBrayer
                                              Executive Vice President,
                                        Chief Financial Officer and Secretary
                                            (Principal Financial Officer)





 Date:       August 13, 1999                     /s/ Robert R. Price
          ----------------------      ------------------------------------------
                                                   Robert R. Price
                                       Vice President and Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT LIST

Exhibits
--------
27.1           Financial Data Schedule