Form 10-Q
period 1999-09-30
PAIRGAIN TECHNOLOGIES INC /CA/
filed 1999-11-15
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 1999

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

                                Yes [X]   No [ ]


THERE WERE 71,184,180 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON SEPTEMBER 30, 1999.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                                           PAGE
                                                                                           ----
Part I.       Financial Information

      Item 1.   Financial Statements
                Condensed Consolidated Balance Sheets
                 at September 30, 1999 and December 31, 1998                                  3

                Condensed Consolidated Statements of Operations
                 for the three and nine months ended September 30, 1999 and 1998              4

                Condensed Consolidated Statements of Comprehensive Income (Loss)
                 for the three and nine months ended September 30, 1999 and 1998              5

                Condensed Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 1999 and 1998                        6

                Notes to Condensed Consolidated Financial Statements                          7

      Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of Operations                            19

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   30

Part II.      Other Information

      Item 1.   Legal Proceedings                                                            31

      Item 2.   Changes in Securities                                                        33

      Item 3.   Defaults upon Senior Securities                                              33

      Item 4.   Submission of Matters to a Vote of Security Holders                          33

      Item 5.   Other Information                                                            33

      Item 6.   Exhibits and Reports on Form 8-K                                             33

Signatures                                                                                   34

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            1999                1998
                                                                        ------------        ------------
                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                             $     94,762        $    131,923
  Short-term investments (Note 3)                                            105,224             102,011
  Accounts receivable                                                         25,955              20,226
  Inventories (Note 4)                                                        40,346              34,320
  Other current assets and deferred taxes                                     21,164              18,712
                                                                        ------------        ------------
TOTAL CURRENT ASSETS                                                         287,451             307,192
Property, plant and equipment, net (Note 5)                                   25,613              19,482
Long-term investments (Note 6)                                                 5,833               1,500
Other assets                                                                     194                 346
                                                                        ------------        ------------
TOTAL ASSETS                                                            $    319,091        $    328,520
                                                                        ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                $      6,345        $      6,358
  Accrued expenses (Note 7)                                                   20,453              27,002
  Accrued income taxes                                                         2,443              16,119
  Current portion of note payable (Note 8)                                        32                  --
                                                                        ------------        ------------
TOTAL CURRENT LIABILITIES                                                     29,273              49,479
Note payable, net of current portion (Note 8)                                  1,744                  --
                                                                        ------------        ------------
TOTAL LIABILITIES                                                             31,017              49,479
                                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares - 2,000,000
   Issued and outstanding shares - None                                           --                  --
  Common stock, $.0005 par value:
   Authorized shares - 175,000,000
   Issued and outstanding shares - 71,184,180 and 70,039,814
     at September 30, 1999 and December 31, 1998, respectively                    36                  35
  Additional paid-in capital                                                 159,646             150,807
  Deferred compensation                                                          (21)                (84)
  Accumulated other comprehensive loss (Note 9)                               (1,445)               (501)
  Retained earnings                                                          129,858             128,784
                                                                        ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                   288,074             279,041
                                                                        ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    319,091        $    328,520
                                                                        ============        ============


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                           ------------------------------         ------------------------------
                                              1999                1998               1999                1998
                                           ----------          ----------         ----------          ----------
REVENUES                                   $   51,193          $   76,386         $  173,260          $  222,421
Cost of revenues                               33,423              39,520            104,632             111,387
                                           ----------          ----------         ----------          ----------
Gross profit                                   17,770              36,866             68,628             111,034
                                           ----------          ----------         ----------          ----------
Operating expenses:
 Research and development                      12,815               9,244             33,438              28,602
 Selling and marketing                          9,081               7,404             25,251              22,193
 General and administrative                     6,519               3,416             15,199               9,970
                                           ----------          ----------         ----------          ----------
Total operating expenses                       28,415              20,064             73,888              60,765
                                           ----------          ----------         ----------          ----------
INCOME (LOSS) FROM OPERATIONS                 (10,645)             16,802             (5,260)             50,269

Write-off of long-term investment                  --                  --             (1,500)                 --
Interest and other income, net                  2,213               2,075              7,034               6,267
                                           ----------          ----------         ----------          ----------
Income (loss) before income taxes              (8,432)             18,877                274              56,536
Provision for (benefit from)
 income taxes (Note 1)                         (4,270)              6,891               (800)             20,636
                                           ----------          ----------         ----------          ----------
NET INCOME (LOSS)                          $   (4,162)         $   11,986         $    1,074          $   35,900
                                           ==========          ==========         ==========          ==========
Per Share Data (Note 1):
  Earnings (loss) per share
     Basic                                 $    (0.06)         $     0.17         $     0.02          $     0.51
                                           ==========          ==========         ==========          ==========
     Diluted                               $    (0.06)         $     0.16         $     0.01          $     0.48
                                           ==========          ==========         ==========          ==========
  Average shares outstanding
     Basic                                     71,141              70,589             70,834              70,084
                                           ==========          ==========         ==========          ==========
     Diluted                                   71,141              74,632             75,397              74,982
                                           ==========          ==========         ==========          ==========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                        -----------------------------        -----------------------------
                                                           1999               1998              1999               1998
                                                        ----------         ----------        ----------         ----------
Net income (loss)                                       $   (4,162)        $   11,986        $    1,074         $   35,900
                                                        ----------         ----------        ----------         ----------
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments                      (629)                65              (446)              (156)
                                                        ----------         ----------        ----------         ----------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
  during period                                                (78)               173              (498)               361
Reclassification adjustment for gains
  (losses) included in net income (loss)                        --                 38                --                (44)
                                                        ----------         ----------        ----------         ----------
Net unrealized gains (losses) on securities                    (78)               211              (498)               317
                                                        ----------         ----------        ----------         ----------
Other comprehensive income (loss) (Note 9)                    (707)               276              (944)               161
                                                        ----------         ----------        ----------         ----------
Comprehensive income (loss)                             $   (4,869)        $   12,262        $      130         $   36,061
                                                        ==========         ==========        ==========         ==========


            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1999                1998
                                                                     ----------          ----------
Cash flows from operating activities:
Net income                                                           $    1,074          $   35,900
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                          8,993               7,362
   Loss on sale of equipment                                                 --                  73
   Loss on long-term investment                                           1,500                  --
Change in operating assets and liabilities:
   Accounts receivable                                                   (5,734)              6,720
   Inventories                                                           (6,295)             (6,799)
   Other current assets                                                  (2,179)             (1,844)
   Other assets                                                              63                  79
   Accounts payable                                                          75              (1,965)
   Accrued expenses                                                      (6,629)              2,450
   Income taxes                                                          (4,100)              4,928
                                                                     ----------          ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (13,232)             46,904
                                                                     ----------          ----------
Cash flows from investing activities:
Net purchases of short-term investments                                  (5,245)            (38,406)
Purchases of property and equipment                                     (13,720)             (6,729)
Purchase of long-term investment                                         (5,833)                 --
                                                                     ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                                   (24,798)            (45,135)
                                                                     ----------          ----------
Cash flows from financing activities:
Proceeds from issuance, net of repurchases, of common stock                (747)              4,926
Proceeds from note payable                                                1,786                  --
Payments on note payable                                                    (10)                 --
                                                                     ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,029               4,926
                                                                     ----------          ----------
Effect of exchange rate changes on cash balances                           (160)               (156)
                                                                     ----------          ----------
 (Decrease) increase in cash and cash equivalents                       (37,161)              6,539
Cash and cash equivalents at beginning of period                        131,923             111,602
                                                                     ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   94,762          $  118,141
                                                                     ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                    $    7,537          $   18,194
                                                                     ==========          ==========
Income tax refunds                                                   $    4,266          $    2,508
                                                                     ==========          ==========


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

INTERIM PERIOD ACCOUNTING POLICIES

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1999, and consolidated results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 1999 and September 30, 1998. Results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of results to be expected for the full year ending December 31, 1999.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


TRANSLATION OF FOREIGN CURRENCIES

        Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translations. The functional currency of the Company's Swiss subsidiary is the Swiss Franc. The functional currency of the Company's Canadian subsidiary is the Canadian Dollar. The functional currency of the Company's Brazilian Subsidiary is the Brazilian Real. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as accumulated other comprehensive loss within stockholders' equity. Realized gains or losses from foreign currency transactions are included in operations as incurred, and have historically been insignificant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at September 30, 1999 and December 31, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

COMPREHENSIVE INCOME

        Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 1999 and 1998. (See
Note 9)

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with maturities at the date of purchase of less than three months to be cash equivalents.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


SHORT-TERM INVESTMENTS

        Short-term investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of tax, included in accumulated other comprehensive loss in stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income.

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

PER SHARE INFORMATION

        Pursuant to SFAS No. 128, Earnings Per Share, ("SFAS No. 128"), the Company provides dual presentation of "Basic" and "Diluted" earnings per share ("EPS"). SFAS No. 128 replaced "Primary" and "Fully diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

        Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. Due to the net loss recorded for the three months ended September 30, 1999, the impact of common stock equivalents was excluded in the computation of diluted EPS for the three month period as the effect would have been anti-dilutive. A pro forma diluted EPS calculation, which included the impact of common stock equivalents for the third quarter, was used to calculate diluted EPS for the nine months ended September 30, 1999.

        The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                            -----------------------------         -----------------------------
                                                               1999               1998               1999               1998
                                                            ----------         ----------         ----------         ----------
Net income (loss)                                           $   (4,162)        $   11,986         $    1,074         $   35,900
                                                            ==========         ==========         ==========         ==========
Basic earnings (loss) per common share:
  Weighted average of common shares outstanding                 71,141             70,589             70,834             70,084
                                                            ==========         ==========         ==========         ==========
  Basic earnings (loss) per common share                    $    (0.06)        $     0.17         $     0.02         $     0.51
                                                            ==========         ==========         ==========         ==========
Diluted earnings (loss) per common share:
  Weighted average of common shares outstanding                 71,141             70,589             70,834             70,084
  Weighted average of common share equivalents:
   Weighted average warrants outstanding                           N/A                 20                  8                 28
   Weighted average options outstanding                            N/A             10,725             11,554             10,983
   Anti-dilutive options                                           N/A             (4,197)              (523)            (2,853)
   Shares assumed to be repurchased using the
     treasury stock method                                         N/A             (1,814)            (5,638)            (2,446)
   Shares assumed to be repurchased to reflect the
     effects of tax benefits                                       N/A               (691)              (838)              (814)
                                                            ----------         ----------         ----------         ----------
  Weighted average number of common and common
   equivalent shares                                            71,141             74,632             75,397             74,982
                                                            ==========         ==========         ==========         ==========
Diluted earnings (loss) per common share                    $    (0.06)        $     0.16         $     0.01         $     0.48
                                                            ==========         ==========         ==========         ==========

STATEMENT OF CASH FLOWS

        The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $2.6 million and $5.2 million during the nine months ended September 30, 1999 and 1998, respectively. The Company also recognized noncash tax benefits of $7.0 million, related to the exercise of common stock warrants in 1993 and 1995, for which no benefit had been previously recorded as there was doubt as to the ultimate realizable benefit. During the quarter ended September 30, 1999, the Company concluded an audit with the Internal Revenue Service in the course of which these benefits were allowed.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

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

        Comparative product revenues as a percentage of sales during the three and nine months ended September 30, 1999 and 1998 were:

                            THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------        --------------------------------
                               1999                  1998              1999                  1998
                            ----------            ----------        ----------            ----------
HiGain / ETSI                       53%                   64%               54%                   65%
Subscriber Carrier                  29%                   24%               28%                   22%
Campus                              10%                    6%                9%                    6%
Megabit Access                       4%                    2%                3%                    2%
OEM                                  2%                    2%                3%                    2%
Royalty                              2%                    2%                3%                    3%
                            ----------            ----------        ----------            ----------
Total Revenues                     100%                  100%              100%                  100%
                            ==========            ==========        ==========            ==========

        Export sales represented 29% and 20% of product revenue during the three months ended September 30, 1999 and 1998, respectively. During the first nine months of 1999 and 1998, export sales represented 24% and 20% of product revenues, respectively. Product sales by geographical region are summarized as follows:

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ----------------------------        ----------------------------
                                                         1999              1998              1999              1998
                                                      ----------        ----------        ----------        ----------
                                                                               (IN THOUSANDS)
United States                                         $   35,827        $   60,082        $  126,734        $  173,138
Canada                                                     7,343             6,308            18,625            17,919
Other international                                        7,391             8,396            22,487            25,741
                                                      ----------        ----------        ----------        ----------
Total product revenues                                    50,561            74,786           167,846           216,798
Royalty income and technology licensing fees                 632             1,600             5,414             5,623
                                                      ----------        ----------        ----------        ----------
Total revenues                                        $   51,193        $   76,386        $  173,260        $  222,421
                                                      ==========        ==========        ==========        ==========

3.  SHORT-TERM INVESTMENTS

        Short-term investments as of September 30, 1999 and December 31, 1998 are summarized as follows:

                                                  GROSS               GROSS
                                                UNREALIZED          UNREALIZED
                                 COST             GAINS               LOSSES             FAIR VALUE
                             -----------       -----------         -----------          -----------
                                                       (IN THOUSANDS)
SEPTEMBER 30, 1999
    Municipal bonds          $   105,422       $        --         $      (198)         $   105,224
                             ===========       ===========         ===========          ===========
DECEMBER 31, 1998
    Municipal bonds          $   101,432       $       579         $        --          $   102,011
                             ===========       ===========         ===========          ===========

        There were no realized gains or losses on short-term investments during the nine months ended September 30, 1999 and 1998. Unrealized holding (losses) gains on short-term investments, net of tax, included in accumulated other comprehensive loss in stockholders' equity at September 30, 1999 and December 31, 1998 were ($131,000) and $367,000, respectively.

4.  INVENTORIES

        Inventories consist of the following:

                         SEPTEMBER 30,    DECEMBER 31,
                             1999             1998
                         ------------     ------------
                                (IN THOUSANDS)
Finished goods           $     17,831     $     18,489
Work in process                 6,542            1,647
Raw materials                  15,973           14,184
                         ------------     ------------
                         $     40,346     $     34,320
                         ============     ============

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


5.  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1999               1998
                                                        ------------       ------------
Land                                                    $      1,995       $         --
Building                                                       2,939                 --
Production and engineering equipment                          25,701             22,169
Computers, software, furniture and other                      19,886             16,155
Leasehold improvements                                         5,841              4,129
                                                        ------------       ------------
                                                              56,362             42,453
Less accumulated depreciation and amortization               (30,749)           (22,971)
                                                        ------------       ------------
                                                        $     25,613       $     19,482
                                                        ============       ============

6.  LONG-TERM INVESTMENTS

        In July 1999, the Company made a minority investment in @Link Communications, a Wisconsin-based Competitive Local Exchange Carrier (CLEC) which provides xDSL-based data communications networking services for businesses, internet service providers and network integrators. The Company purchased 3,874,416 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $833,000.

        In March 1999, the Company made a minority investment in ANDA Networks, Inc., a California-based private company which develops next generation access systems. The Company purchased 2,500,000 shares of ANDA's Series C Preferred Stock for an aggregate of $5.0 million.

        In June 1996, the Company made a minority investment in E/O Networks of Hayward, California ("E/O"). E/O supplied low-density fiber optic access equipment to public carriers both domestically and internationally. The Company purchased 545,000 shares of E/O's Series D Preferred Stock for an aggregate of $3.0 million. In the fourth quarter of 1998, the Company recorded an impairment adjustment of $1.5 million to reflect an impairment in its investment in E/O.

        During the second quarter of 1999, E/O filed for protection under Chapter 11 of the U.S. Bankruptcy Act. Following notification of the bankruptcy filing, the Company wrote-off the remaining $1.5 million investment in E/O during the second quarter of 1999.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


7.  ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1999             1998
                                                   ------------     ------------
Accrued compensation and related expenses          $      9,520     $      9,343
Accrued warranty                                          5,595            7,413
Deferred revenue                                             --            3,500
Other accrued expenses                                    5,338            6,746
                                                   ------------     ------------
                                                   $     20,453     $     27,002
                                                   ============     ============

8.  NOTE PAYABLE

        In May 1999, the Company purchased its Tustin, California headquarters facility. The purchase price was $4.9 million, which was paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005.

9.  OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
    (LOSS)

        The gross amount and related tax effects allocated to each component of other comprehensive income (loss) consist of:

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------------------------------------------------------------
                                                      1999                                       1998
                                   ------------------------------------------   ----------------------------------------
                                   GROSS AMOUNT    INCOME TAX      NET AMOUNT   GROSS AMOUNT   INCOME TAX    NET AMOUNT
                                   ------------   ------------   ------------   ------------  ------------  ------------
Foreign currency
  translation adjustments          $       (629)  $         --   $       (629)  $         65  $         --  $         65
Unrealized gains (losses)
  on securities:
  Unrealized holding gains
   (losses) arising during                 (117)           (39)           (78)           272            99           173
   period
  Reclassification
   adjustment for gains                      --             --             --             60            22            38
   included in net income
   (loss)
                                   ------------   ------------   ------------   ------------  ------------  ------------
Net unrealized gains
  (losses) on securities                   (117)           (39)           (78)           332           121           211
                                   ------------   ------------   ------------   ------------  ------------  ------------
Other comprehensive
  income (loss)                    $       (746)  $        (39)  $       (707)  $        397  $        121  $        276
                                   ============   ============   ============   ============  ============  ============

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------------------------------------------------------------------
                                                       1999                                               1998
                                  ----------------------------------------------     ----------------------------------------------
                                  GROSS AMOUNT      INCOME TAX       NET AMOUNT      GROSS AMOUNT      INCOME TAX       NET AMOUNT
                                  ------------     ------------     ------------     ------------     ------------     ------------
                                                          (IN THOUSANDS)
Foreign currency
  translation adjustments         $       (446)    $         --     $       (446)    $       (156)    $         --     $       (156)
Unrealized gains (losses)
  on securities:
  Unrealized holding gains
   (losses) arising during                (777)            (279)            (498)             569              208              361
   period
  Reclassification
   adjustment for gains                     --               --               --              (69)             (25)             (44)
   included in net income
   (loss)
                                  ------------     ------------     ------------     ------------     ------------     ------------
Net unrealized gains
  (losses) on securities                  (777)            (279)            (498)             500              183              317
                                  ------------     ------------     ------------     ------------     ------------     ------------
Other comprehensive
  income (loss)                   $     (1,223)    $       (279)    $       (944)    $        344     $        183     $        161
                                  ============     ============     ============     ============     ============     ============


        The components of accumulated other comprehensive loss at September 30, 1999 and December 31, 1998 included foreign currency translation adjustments and unrealized gains (losses) on securities.

                                                  FOREIGN                          ACCUMULATED
                                                  CURRENCY        UNREALIZED          OTHER
                                                TRANSLATION     GAINS (LOSSES)    COMPREHENSIVE
                                                ADJUSTMENT      ON SECURITIES          LOSS
                                               ------------     -------------     -------------
                                                                (IN THOUSANDS)
Balance at December 31, 1998                   $       (868)     $        367      $       (501)
Other comprehensive loss for the nine
    months ended September 30, 1999                    (446)             (498)             (944)
                                               ------------      ------------      ------------
Balance at September 30, 1999                  $     (1,314)     $       (131)     $     (1,445)
                                               ============      ============      ============

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


10.  SETTLEMENT OF LITIGATION

     Harris Corporation

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

        In May 1999, the Company reached an agreement with Harris to settle and dismiss the complaints described above. Under the terms of the settlement, the Company agreed to pay the sum of $1.5 million to Harris and both parties agreed to dismiss their actions with prejudice. The Company recorded the impact of the settlement in May 1999 and it is included in general and administrative expense for the nine months ended September 30, 1999.

     U.S. Attorney's Office and the SEC

        On September 2, 1999, the Company announced a tentative agreement with the U.S. Attorney's office for failing to implement a system of internal accounting controls and to maintain accurate books and records. The agreement with the U.S. Attorney's office was finalized on November 8, 1999. In addition to the agreement reached with the U.S. Attorney's office, the Company, its Chairman and its Chief Financial Officer also reached a settlement with the SEC. These settlements relate to the 1995 loss of $15.8 million of the Company's funds through its former investment manager, S. Jay Goldinger, and his firm, Capital Insight, Inc., the disclosure of such investments and the disclosure of the loss incurred.

        Based upon these settlements, the Company accrued $1.6 million for fines, reimbursement of the government's cost of investigation and other expenses. The $1.6 million accrual is included in general and administrative expense in the three and nine months ended September 30, 1999.

        The Company's Board of Directors authorized the settlement of all outstanding claims with the U.S. Attorney's office and the SEC in the interest of avoiding protracted litigation and in order to bring closure to these matters.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

11. Subsequent Events

        In November 1999, the Company announced its decision to sell its Microelectronics engineering group. In this regard, the Company signed a Mutual Release and Settlement Agreement with a third party to terminate a Memorandum of Understanding between the two companies for a joint technology development. In consideration of the settlement, the Company agreed to pay $2.5 million to the other party. The impact of this settlement will be recorded in the Company's financial statements for the quarter and year ended December 31, 1999.

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

RESULTS OF OPERATIONS (quarter and nine months ended September 30, 1999, compared to quarter and nine months ended September 30, 1998)

REVENUES

        Revenues for the quarter ended September 30, 1999 were $51.2 million, compared to $76.4 million in the corresponding 1998 quarter. Product revenues for the HiGain, PG-Flex and PG-2 product lines and OEM modules decreased when compared to the 1998 quarter. Unit shipments for HiGain and PG-2 decreased 20% and 53%, respectively; unit shipments of PG-Flex systems and OEM modules decreased 14% and 9%, respectively. Average selling prices for the third quarter of 1999 for these four product lines decreased when compared to average selling prices during the third quarter of 1998, with HiGain average selling prices decreasing 41% compared to the prior year. Product revenues for the ETSI, PG-Plus, megabit access and Campus product lines increased over the third quarter of 1998. Third quarter 1999 revenue from sales of the ETSI products increased 16%, the result of a 44% increase in unit shipments offset by a 19% decrease in average selling prices. Revenue from sales of the PG-Plus products increased 89% in the 1999 quarter over the prior year quarter, despite a 22% decrease in average selling prices. Revenue from shipments of Campus products increased 16% over the same quarter in 1998, as unit shipments increased 48% offset by a 22% decrease in average selling prices.

Revenue from royalty income and technology licensing fees was $632,000 for the September 1999 quarter, compared to $1.6 million for the third quarter of 1998, which included a $1.0 million development and licensing fee for our Falcon chip.

        Revenues for the nine months ended September 30, 1999, decreased to $173.3 million compared to $222.4 million for the first nine months of 1998. Product revenues decreased 23%, which resulted primarily from a decrease in average selling prices for the first nine months of 1999 across virtually all product lines when compared to average selling prices during the first nine months of 1998. During the first nine months of 1999, unit sales volume of our T1/E1 access products increased 8% over the same period in 1998, but 11% declines in average selling prices resulted in lower T1/E1 revenues in 1999. Sales of our PG-Plus product line in the first nine moths of 1999 were 58% higher than PG-Plus sales in the same 1998 period, while sales of our PG-Flex product line were essentially flat. Sales of our Campus and megabit access products increased 6% and 12%, respectively, when compared to levels sold during the first nine months of 1998. Sales of our PG-2 products declined 42% from last year. Revenue from royalty income and technology licensing fees for the first nine months of 1999 was $5.4 million compared to $5.6 million in the first nine months of 1998.

GROSS PROFIT

        Gross profit represents total revenues for a period, including royalty income and technology licensing fees, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit decreased to $17.8 million for the three months ended September 30, 1999 compared to $36.9 million for the same period in the prior year. As a percentage of revenues, gross profit was 35% for the quarter ended September 30, 1999, a decline from 48% in the third quarter of 1998. Gross margin for the first nine months of 1999 decreased to $68.6 million, or 40% of revenues, compared to $111.0 million, or 50% of revenues, in the first nine months of 1998. The decrease in gross margin and gross margin percentage was largely the result of decreases in average selling prices and increased manufacturing variances caused by decreased product volume. These effects were partially offset by our cost reduction efforts. We expect that increased competition will continue to place downward pressure on average selling prices. To the extent that we are unable to offset these decreases with our cost reduction efforts, or to introduce and sell new products with higher gross product margins, we will continue to experience a decline in our gross margin.

OPERATING EXPENSES

        Operating expenses increased $8.4 million, or 42%, for the three months ended September 30, 1999 as compared with the same period in the prior year. For the nine month period, operating expenses increased $13.1 million, or 22%, over the prior year. Included in the third quarter of 1999 is a $1.6 million accrual for a tentative settlement with federal agencies related to the Company's 1995 investment losses. In addition to the accrual for the government settlement, operating expenses for the first nine months of 1999 include the impact of a $1.5 million litigation settlement recorded in the second quarter (see Note 10, Litigation Settlement, in the Notes to the Condensed Consolidated Financial Statements in this Report). These settlement costs and costs relating to the addition of personnel represented the majority of the increases over the 1998 expense levels. As a percentage of revenues, operating expenses were 56% and 43%, respectively, in the three and nine month periods in 1999, compared to 26% and 27% in the respective 1998 periods. Operating expenses, excluding the government settlement, increased $6.8 million, or 34%, for the three months ended September 30, 1999 as compared with the same period in the prior year. For the nine month period, operating expenses, excluding the litigation settlement and the government settlement, increased $10.0 million, or 16%, over the prior year. As a percentage of revenues, operating expenses, excluding the government settlement, were 52% for the three month period in 1999. In the first months of 1999, operating expenses, excluding the government settlement and the litigation settlement, were 41% of revenues.

        Research and development expense increased $3.6 million, or 39%, for the quarter ended September 30, 1999 and $4.8 million, or 17%, for the first nine months of 1999 over each of the comparable 1998 periods. These increases were primarily due to the addition of personnel including those specific to technology development for the subscriber carrier and megabit access product lines, and outside development consulting fees, temporary labor costs and costs for prototype materials for the HDSL2 and megabit access product lines. Research and development expense as a percentage of revenues was 25% in the 1999 quarter and 19% in the nine month period, compared to 12% and 13% in the corresponding 1998 periods.

        Selling and marketing expense increased $1.7 million, or 23%, for the quarter ended September 30, 1999 and $3.1 million, or 14%, for the first nine months of 1999 over each of the comparable 1998 periods. The increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, which was partially offset by a reduction in advertising, technical documentation and channel marketing expenses. Selling and marketing expense as a percentage of revenues was 18% and 15% in the 1999 quarter and nine month period, respectively, compared to 10% in each of the corresponding 1998 periods.

        General and administrative expense increased $3.1 million, or 91%, and $5.2 million, or, 52%, respectively, for the quarter and nine months ended September 30, 1999, as compared with the same periods in the prior year. Included in the third quarter of 1999 is a $1.6 million accrual for a tentative settlement with federal agencies related to the Company's 1995 investment losses (see Note 10, Litigation Settlement, in the Notes to the Condensed Consolidated Financial Statements in this Report). In addition to the accrual for the government settlement, general and administrative expense for the first nine months of 1999 includes the impact of a $1.5 million litigation settlement recorded in the second quarter. These settlement costs and costs relating to the addition of information management personnel along with increases in expenditures for computer software and hardware maintenance and payments to outside firms assisting us with upgrades to our software systems and our Year 2000 compliance project represented the majority of the increases over the 1998 expense levels. As a percentage of revenues, general and administrative expense was 13% and 9% in the 1999 quarter and nine month period, respectively, compared to 4% in each of the respective corresponding 1998 periods. General and administrative expense, excluding the government settlement, increased $1.5 million, or 44%, for the three months ended September 30, 1999 as compared with the same period in the prior year. For the nine month period, general and administrative expense, excluding the litigation settlement and the government settlement, increased $2.1 million, or 21%, over the prior year. As a percentage of revenues, general and administrative expense, excluding the government settlement, were 10% for the three month period in 1999. In the first months of 1999, general and administrative expense, excluding the government settlement and the litigation settlement, were 7% of revenues

INCOME (LOSS) FROM OPERATIONS

        As a result of the above, loss from operations for the quarter ended September 30, 1999 was $10.6 million compared to income of $16.8 million for the 1998 quarter. Loss from operations for the nine months ended September 30, 1999 was $5.3 million compared to income of $50.3 million for the nine months of 1998. As a percentage of revenues, income from operations was 22% for the 1998 quarter and 23% for the first nine months of 1998. Excluding the effect of the government settlement in the 1999 quarter, loss from operations was $9.0 million, and excluding the government settlement and the litigation settlement, loss from operations was $2.2 million for the first nine months of 1999.

INTEREST AND OTHER INCOME, NET

        Net interest income increased to $2.3 million and $7.1 million for the three and nine months ended September 30, 1999, respectively, from $2.1 million and $6.3 million in the corresponding 1998 periods. These increases resulted primarily from higher average cash levels available for investment. Interest expense was $56,000 and $63,000 in the three and nine months ended September 30, 1999, and was related primarily to the assumption of a note in the purchase of our Tustin, California headquarters facility (see Note 8). There was no interest expense during 1998.

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

        During the second quarter of 1999, E/O filed for protection under Chapter 11 of the U.S. Bankruptcy Act. Following notification of the bankruptcy filing, we wrote-off the remaining $1.5 million investment in E/O during the second quarter of 1999.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

        During the third quarter of 1999, we recorded a benefit from income taxes of $4.3 million to bring the benefit for the first nine months of 1999 to $800,000. We recorded a benefit from income taxes because of the current period loss and its impact on our anticipated effective tax rate for the year. In 1998, we recorded a provision for income taxes of $6.9 million and $20.6 million for the quarter and nine months ended September 30, 1998, respectively. Our effective tax rate for 1998 was 37%.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

        Net loss for the three months ended September 30, 1999 was $4.2 million compared to net income of $12.0 million for the 1998 quarter. Net income for the first nine months of 1999 was $1.1 million compared to $35.9 million for the first nine months of 1998.

        Basic loss per share for the three months ended September 30, 1999 was $0.06 per share compared to basic earnings per share of $0.17 per share for the 1998 quarter. Basic earnings per share for the nine months ended September 30, 1999 were $0.02 per share compared to $0.51 per share for the first nine months of 1998.

        The weighted average number of common shares outstanding was 71.1 million and 70.6 million for the three months ended September 30, 1999 and 1998, respectively. The weighted average number of common shares outstanding was 70.8 million and 70.1 million for the first nine months of 1999 and 1998, respectively. This increase in common shares was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan, offset by shares repurchased.

        Diluted earnings per share take into account the dilutive effects of common stock options and warrants, except when the effect would be anti-dilutive. Due to the net loss recorded for the three months ended September 30, 1999, the impact of common stock equivalents was excluded in the computation of diluted EPS for the three month period as the effect would have been anti-dilutive. Diluted earnings per share for the nine months ended September 30, 1999 were $0.01 per share and the weighted average number of common and common equivalent shares outstanding was 75.4 million. A pro forma diluted EPS calculation, which included the impact of common stock equivalents for the third quarter, was used to calculate diluted EPS for the nine months ended September 30, 1999.

        Diluted earnings per share were $0.16 per share and $0.48 per share for the three and nine months ended September 30, 1998. The weighted average number of common and common equivalent shares outstanding was 74.6 million and 75.0 million for the three and nine months in 1998.

SUBSEQUENT EVENTS

        In November 1999, the Company announced its decision to sell its Microelectronics engineering group. In this regard, the Company signed a Mutual Release and Settlement Agreement with a company to terminate a Memorandum of Understanding between the two companies for a joint technology development. In consideration of the settlement, the Company agreed to pay $2.5 million to the other party. The impact of this settlement will be recorded in the Company's financial statements for the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, we had $200.0 million in cash, cash equivalents and short-term investments and $258.2 million in working capital. These figures represent a decrease of $33.9 million in cash, cash equivalents and short-term investments and an increase of $465,000 in working capital over the year ended December 31, 1998. The decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations of $13.2 million, capital expenditures of $13.7 million, long-term investments of $5.8 million and repurchases of PairGain common stock of $7.5 million, offset by the assumption of a note for $1.8 million related to the purchase of our headquarters facilities and the receipt of $6.8 million from the issuance of stock under our 1993 Employee Stock Option Plan and Employee Stock Purchase Plan.

        Accounts receivable increased to $26.0 million at September 30, 1999, compared to $20.2 million at December 31, 1998. Accounts receivable days outstanding were 46 at September 30, 1999 compared to 30 at December 31, 1998. Gross inventories increased $1.3 million to $53.0 million at September 30, 1999, compared to $51.7 million at December 31, 1998. Raw materials decreased $2.7 million, while finished goods and work in process increased $4.0 million. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased to $12.7 million at September 30, 1999 compared to $17.4 million at December 31, 1998. The primary reason for the decrease in these reserves was the disposal of obsolete inventories. Current liabilities decreased to $29.3 million at September 30, 1999 from $49.5 million at December 31, 1998, primarily due to a reduction in accrued income taxes as a result of an $800,000 income tax benefit, a $3.3 million net payment of income taxes, the recognition of a $7.0 million tax benefit from the exercise of common stock warrants and the recognition of a $2.6 million tax benefit from the exercise of common stock options.

        Capital expenditures during the nine month period ended September 30, 1999 were $13.7 million, consisting primarily of the purchase of our Tustin, California headquarters facility for $4.9 million, and purchases of computer hardware and software, machinery and test equipment. The $4.9 million purchase of the Tustin facility was paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005. Capital expenditures in the first nine months of 1998 aggregated approximately $6.7 million, primarily related to expenditures for computer equipment and software, machinery and test equipment and leasehold improvements to a data center located next door to our Tustin headquarters.

        During the third quarter of 1999, we vacated one of our previous facilities in Tustin and moved into a 41,000 square foot facility located near our headquarters facility. We spent approximately $674,000 in leasehold improvements at this new facility in 1999 and plan to spend approximately $700,000 during the fourth quarter of 1999.

        On October 14, 1998, we announced that our Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of our outstanding common shares. During the nine months ended September 30, 1999, we repurchased 370,000 shares at a cost of approximately $3.8 million, bringing the total repurchases under the plan to 1,400,000 shares at a cost of approximately $10.9 million. Future repurchases of shares under this plan, if any, will be made with existing cash balances.

        In July 1998, the 1993 Employee Stock Option Plan was amended to include an automatic share increase feature which allowed us to repurchase shares on the open market with cash proceeds received from the exercise of options under the Stock Option Plan. During the nine months ended September 30, 1999, we repurchased 400,000 shares at a cost of approximately $3.7 million, bringing the total repurchases under the Option Plan to 421,000 shares at a cost of approximately $4.0 million.

        We accrued $1.6 million during the third quarter of 1999 for fines, reimbursement of the government's costs of investigation and other expenses associated with settlements with the U.S. Attorney's Office and the SEC (See
Note 10, Settlement of Litigation, in Notes to the Condensed Consolidated Financial Statements in this Report). Of this amount, we paid $1.4 million in November 1999, and will pay the remainder during the fourth quarter of 1999 and the first quarter of 2000.

        Also during the fourth quarter of 1999, we will pay $2.5 million to a third party under terms of a Mutual Release and Settlement Agreement regarding a joint technology development. The impact of this settlement will be recorded in the Company's financial statements for the quarter ended December 31, 1999. (See Note 11, Subsequent Events, in Notes to the Condensed Consolidated Financial Statements in this Report).

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

     Information Technology Systems          Non-Information Technology Systems
----------------------------------------   -------------------------------------
-   Personal computer hardware, software   -   Building systems including
    and applications                           elevators, HVAC, life safety
-   Mainframe hardware, software and           systems, public utilities and
    applications                               others
-   Telephone systems                      -   Facsimile and photocopy machines
-   Local Area Networks hardware,          -   Alarms
    software and applications              -   Access systems and door locks


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

    The Costs to Address Our Year 2000 Issues

        The total cost to address our Year 2000 Issue is not expected to be material to our financial condition. We are using both internal and external resources to reprogram, or replace, and test our programs and systems for Year 2000 modifications. We do not separately track internal costs incurred on the Year 2000 Project, which principally include payroll and related costs for our Information Management employees that are being expensed as incurred. Excluding internal costs, we have budgeted approximately $1.1 million for activities specific to the Year 2000 compliance of our information systems. An additional $5.0 million has been budgeted for various other upgrades to software and hardware related to operational functionality which will also make those systems Year 2000 compliant. Purchased hardware and software will be capitalized in accordance with our standard capitalization policy. All other costs related to the Project are being expensed as incurred. Budgeted amounts are expected to be spent during 1998 and 1999 but will not be incurred equally over all phases of the Project. As of September 30, 1999 we had spent approximately $5.3 million of these budgeted amounts. These costs are being funded through operating cash flows.

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

                                 PART I: ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           PAIRGAIN TECHNOLOGIES, INC.

        At September 30, 1999, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $197.3 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

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

        As discussed in Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, the U.S. Attorney had named PairGain, Charles S. Strauch, our Chairman, and Charles W. McBrayer, our Chief Financial Officer, as targets of its criminal investigation.

        On November 8, 1999, PairGain announced a final agreement with the U.S. Attorney's office. Pursuant to the agreement we pled guilty, in U.S. District Court in Santa Ana, California, to one felony count for failing to implement a system of internal accounting controls and to maintain accurate books and records in violation of 15 U.S.C. Sections 78m(b) (2) and 78ff, and 18 U.S.C. Section 2, for aiding and abetting or causing these acts to be done.

        Under the terms of the agreement, we agreed to pay a fine of $1,000,000, to reimburse the government $400,000 for the costs of its investigation and to pay a $200 special assessment. We also agreed to four years probation. During the term of probation, we:

    -   agreed not to commit a federal, state or local crime;

    - agreed to file a Form 8-K with the SEC within ten days to disclose the nature of the offense committed, the fact of conviction, the nature of the punishment and the steps that will be taken to prevent the recurrence of similar offenses;

    - agreed to submit financial statements reviewed by our outside accountants in connection with the filing of our quarterly reports with the SEC. In addition, each member of the Board of Directors, with the exception of the Chairman of the Board, will be required to sign each of our quarterly reports during the probationary period and certify that he or she has read and reviewed the report and believes it to be true and correct. The current Chief Financial Officer and the current Chairman of the Board may not exclusively direct the preparation of the quarterly reports or financial statements during this period, but may participate in their review; and

    - agreed to engage an expert approved by the Probation Office and the U.S. Attorney's Office to conduct an examination, at our expense, in order to: (i) assess whether our internal accounting controls are adequate such that transactions are recorded as necessary to maintain accountability for our assets; (ii) assess whether our books, records and accounts accurately and fairly reflect our transactions and dispositions of our assets; and (iii) assess whether we properly disclose our financial transactions in a timely manner in the appropriate fashion to the appropriate persons or agencies. In addition, the expert will review our procedures for making and maintaining corporate documents.

        The expert is to make recommendations deemed appropriate to improve our system of internal accounting controls and record-keeping. The expert will report the recommendations to the Probation Office and the U.S. Attorney's Office. The Probation Office will determine which recommendations must be implemented. We must then implement the recommendations identified by the Probation Office as soon as reasonably practical, but in no event later than 60 days, and shall report on the progress of such implementation to the Probation Office. During the term of our probation, we are also required to permit the expert to conduct follow-up examinations on an annual basis to determine that we have implemented and maintained the recommendations identified by the Probation Office.

        Since the first quarter of 1996, we have requested our outside accountants and legal counsel to review our quarterly financial statements and public disclosures, including financial press releases and periodic SEC reports, prior to publication. In addition, we have regular meetings with our outside accountants to discuss the accounting and disclosure of transactions in our books, records and financial statements. Also, in the first quarter of 1996, we retained our outside accountants to assist and make recommendations in the preparation of our "Investment Policy Guidelines" which, among other things, require a comprehensive system of documentation and record-keeping. These Guidelines require comprehensive management reports on the status of our investments to provide assurance of the accuracy of our financial records and periodic reports to the Board of Directors regarding compliance with the provisions of the Guidelines. PairGain first adopted these Guidelines in April 1996.

        In addition to the agreement reached with the U.S. Attorney's Office discussed above, PairGain, our Chairman, Charles S. Strauch, and our Chief Financial Officer, Charles W. McBrayer, also reached a settlement with the SEC. Without admitting or denying the SEC's findings, we consented to an SEC order directing us to cease and desist from committing or causing any violations or future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions. Messrs. Strauch and McBrayer agreed, also without admitting or denying the SEC's allegations, not to violate the antifraud provisions. In addition, Mr. McBrayer agreed not to violate the periodic reporting, books and records and internal accounting control provisions. Messrs. Strauch and McBrayer have also agreed to pay civil money penalties of $25,000 each.

        PairGain's Board of Directors authorized the settlement of all outstanding claims with the U.S. Attorney's office and the SEC in the interest of avoiding protracted litigation and in order to bring closure to these matters.

        The agreements with the U.S. Attorney's office and the SEC were announced in a press release issued on November 8, 1999, a copy of which is attached to our Form 8-K filed with the SEC on November 15, 1999.

        In May 1999, we reached an agreement with Harris Corporation ("Harris") to settle and dismiss the lawsuit brought by Harris against PairGain and others, which lawsuit is described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998. Under the terms of the settlement, we agreed to pay the sum of $1.5 million to Harris, and both parties agreed to dismiss their actions with prejudice. The impact of the settlement was recorded in our financial statements for the quarter ended June 30, 1999.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits:

            27.1  Financial Data Schedule

        (B) Reports on Form 8-K

            A Form 8-K was filed on November 15, 1999 citing Item 5, Other Events, to record the final settlement between the Company, Charles
            S. Strauch and Charles W. McBrayer, the U.S. Attorney's Office and the Securities and Exchange Commission.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

            Signature                                 Title                              Date
----------------------------------- -------------------------------------------  -------------------

        /s/ Michael Pascoe              President, Chief Executive Officer        November 15, 1999
-----------------------------------                and Director
          Michael Pascoe                  (Principal Executive Officer)
           (Registrant)


     /s/ Charles W. McBrayer                Executive Vice President,             November 15, 1999
-----------------------------------   Chief Financial Officer and Secretary
       Charles W. McBrayer                (Principal Financial Officer)


       /s/ Robert R. Price           Vice President and Corporate Controller      November 15, 1999
-----------------------------------       (Principal Accounting Officer)
         Robert R. Price

       /s/ Howard S. Flagg            Executive Vice President and Director       November 15, 1999
-----------------------------------
         Howard S. Flagg

       /s/ Benedict A. Itri                 Executive Vice President,             November 15, 1999
-----------------------------------    Chief Technical Officer and Director
         Benedict A. Itri

        /s/ Howard G. Bubb                           Director                     November 15, 1999
-----------------------------------
          Howard G. Bubb

        /s/ Robert C. Hawk                           Director                     November 15, 1999
-----------------------------------
          Robert C. Hawk

        /s/ Robert A. Hoff                           Director                     November 15, 1999
-----------------------------------
          Robert A. Hoff

         /s/ B. Allen Lay                            Director                     November 15, 1999
-----------------------------------
           B. Allen Lay

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.1         Financial Data Schedule