Form 10-K
period 1999-12-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 2000-03-21
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                       TO
                                    --------------------       -----------------

                         COMMISSION FILE NUMBER 0-22202


                           PAIRGAIN TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              33-0282809
-------------------------------                              ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                 14402 FRANKLIN AVENUE, TUSTIN, CALIFORNIA 92780
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (714) 832-9922

--------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.0005 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS
--------------------------------------------------------------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sale price on The Nasdaq Stock Market(SM) on February 25, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,253,753,000. The number of shares outstanding of the registrant's Common Stock, $.0005 par value, was 72,867,865 on February 25, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

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

REGIONAL BELL OPERATING COMPANIES (RBOCS) --The local exchange carrier telephone companies created after AT&T divestiture and subsequent mergers; presently, they are: Bell Atlantic, BellSouth, Ameritech, SBC Communications and U S WEST.

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

                                     PART I

ITEM 1. BUSINESS.

        PairGain Technologies, Inc. ("PairGain"), founded in 1988, is a leading provider of telecommunications products based on DSL networking systems. We design, manufacture, market and support products that allow telecommunications carriers and private network owners to expand the capabilities of copper cable and more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, POTS, high-speed Internet access, telecommuting, local and wide area networking and video conferencing.

        The following discussion and other sections of this Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. This Form 10-K and our Annual Report to Shareholders, any Form 10-Q or Form 8-K, or any other written or oral statements made by or on our behalf may include forward-looking statements which are identified by words such as "believes," "anticipates," "expects," "intends," "estimates," "forecasts," "projects," "could," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements.

        We wish to caution you that any forward-looking statements made by or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. Some of these uncertainties and other factors are listed under the caption "Risk Factors" below. Though we have attempted to list comprehensively these important factors, we wish to caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time, and it is not possible for us to predict all of such factors, nor can we assess the impact each factor or combination of factors may have on our business.

        You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission (the "SEC") or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of us. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report. You are urged to carefully review and consider the various disclosures made by us in this Report that attempt to advise you of certain risks, uncertainties and other factors that may affect our business.

RECENT DEVELOPMENTS

        On January 21, 2000, we signed a definitive agreement with GlobeSpan, Inc. ("GlobeSpan") for GlobeSpan to purchase the Company's microelectronics engineering group. The purchase price was a combination of 3,243,591 shares of GlobeSpan common stock (adjusted to reflect a three-for-one stock split as of February 29, 2000) and a $90.0 million subordinated convertible promissory note. The sale of the microelectronics engineering group to GlobeSpan closed on February 24, 2000. Based upon the closing sale price on The Nasdaq Stock MarketSM on February 24, 2000, the value of stock we received was approximately $255.7 million.

        On February 22, 2000, we executed an Agreement and Plan of Merger, dated as of February 22, 2000 (the "Merger Agreement"), by and among PairGain, ADC Telecommunications, Inc., a Minnesota corporation ("ADC"), and Roman Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ADC ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into us and we will survive the merger as a wholly-owned subsidiary of ADC. As a result of the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger (other than any shares owned by ADC or its subsidiaries) will be automatically converted into the right to receive 0.43 shares of ADC common stock. The merger is expected to be treated as a reorganization for federal income tax purposes and to be accounted for as a pooling of interests. The consummation of the transaction is subject to a number of conditions, including approval of the Merger Agreement by our stockholders and receipt of applicable regulatory approvals. A Current Report on

Form 8-K was filed with Securities Exchange Commission on February 28, 2000 citing Item 5, Other Events, following our February 23, 2000 press release which announced the execution of the Merger Agreement.

        On March 1, 2000, our wholly-owned subsidiary, PairGain Canada, Inc., a Canadian corporation ("PairGain Canada") entered into an Asset Purchase Agreement (the "Agreement") with ABL Canada Inc., a Canadian corporation ("ABL"), under which PairGain Canada agreed to purchase ABL's assets, operations and business related to ABL's SONET Multiplexing and Access Products (collectively, the "Assets"). Under the Agreement, PairGain Canada agreed to pay an aggregate of $10.4 million for the Assets, which was paid on March 8, 2000 when the transaction closed. See Note 17 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

RISK FACTORS

     We will continue to reduce the average sales prices of our products.

        In mid-1993, we began reducing the average sales prices of our HiGain(R) products in an effort to increase demand and to compete with expected price competition. We reduced our prices on HiGain products 14% during 1999, 42% during 1998 and 30% during 1997. We expect to continue to reduce the average sales prices of all of our products, including HiGain. Our ability to maintain or increase revenues depends in part on our ability to increase unit sales of our HiGain and other product lines in an effort to make up for lost revenues resulting from price reductions. Gross margins on our products may also be reduced if we cannot reduce our per unit costs of production. We cannot be certain that we will be able to:

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

         Our HiGain product revenues represented 48% of our total revenues in 1999, 59% in 1998 and 67% in 1997. We expect that revenues from HiGain products may continue to account for a substantial portion of our future sales. However, we may not be able to maintain these sales levels. A decline in demand for HiGain products may result from, among other things:

         o  competition;

         o  industry use of fiber cable and repeaters; or

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

     We face intense competition.

         We face intense and increasing competition. Competitive pressures could reduce the demand for our products, cause us to further reduce our prices, cause reduced gross margins and loss of market share, increase our expenses or cause delays or cancellations of our customer's orders.

         High-bit-rate digital subscriber line technology, commonly known as HDSL, uses high-speed digital signal processing to compensate for distortions caused by sending a signal over a copper wire. All manufacturers of products based on HDSL technology face competition from fiber optic and conventional repeatered systems as alternate solutions for the delivery of high-bandwidth services to end users. As telephone companies continue to install fiber cable and conventional repeatered systems to provide high-bandwidth service from the local telephone company office to end users, the demand for HDSL products may decline. In addition, as fiber optics are more readily deployed to replace HDSL systems, companies may reuse the replaced systems and will not need to buy new systems from us.

         The group of digital subscriber line technologies, including HDSL, are commonly referred to as DSL. We are devoting substantial resources in the development and marketing of DSL products. The market for DSL-based products is emerging and will change dramatically over a very short time. The DSL products that we develop may not be commercially successful. In addition, many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. We cannot predict whether we will be able to compete successfully with our existing and new products and services or with current and future competitors. See "Business--Industry Background" and "--Competition."

     We substantially depend on our largest customers.

         Our aggregate sales to local telephone companies affiliated with the major telephone companies, commonly known as RBOCs, accounted for approximately 45% of our total revenues in 1999, 55% in 1998 and 58% in 1997. Our future success will significantly depend upon several factors related these large customers, such as:

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

     We have changed our manufacturing strategy.

         We historically engaged Jabil Circuits to manufacture our subscriber carrier products, on a turnkey basis, at their St. Petersburg, Florida facility and conducted virtually all final assembly and final test functions of our other products at our manufacturing facility in Tustin, California. In December 1999, we announced plans to move the manufacturing of our high-volume products to Monterrey, Mexico through our contract manufacturing partner, SCI Systems, Inc. If we are not able to manage the transition of manufacturing operations successfully, our business and results of operations could be adversely affected.

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

         We continually evaluate new applications of high-speed copper transmission technologies. We are committing significant corporate resources to the development of asymmetric digital subscriber line technology, commonly known as ADSL. We also expect to devote significant additional resources to the development of other new technologies in the future. We do not expect to generate significant revenues from ADSL products until mid to late 2000. We cannot be certain that products based on ADSL technologies will be viable or that markets for such technologies will develop. See "Business--Company Strategy" and "--Product Development."

     We must respond to rapid technological change.

         The market for our products is characterized by:

         o  rapid technological advances;

         o  evolving industry standards;

         o  changes in end user requirements; and

         o  frequent new product introductions and enhancements.

         New industry standards, alternative technologies and new product introductions which use superior DSL technologies could render our existing products, and the products currently under development, obsolete and unmarketable. We believe our future success depends in part on our efficient and timely ability to continue to:

         o  enhance our DSL products;

         o develop and introduce new products for the DSL market and other markets;

         o  meet changing customer needs; and

         o  achieve broad market acceptance for our products.

         We may not be able to continue to respond effectively to these market risks. Our failure to anticipate or respond to such technological developments, changes in industry standards or end user requirements could harm our business. Any significant delays in product development or introduction could also adversely affect our business. Further, there are physical limits to the speed at which transmissions can travel over copper wire. Our copper-based DSL products will not be a viable solution for customers requiring service at performance levels beyond the limits of copper wire. See "Business--Company Strategy" and "--Product Development."

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

         To date, we have sold a limited amount of products outside of the United States and Canada. Our ability to meet our objectives will require us to generate significant international revenues in 2000 and beyond. International business is subject to risks in addition to those inherent in our North American business, including:

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

         o the burden of complying with a wide variety of complex foreign laws and treaties; and

         o longer payment cycles and the possibility of difficulties in collecting accounts receivable.

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

         Our success and future revenue growth will depend, in part, on our ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although we regard a portion of our technology as proprietary, we have limited patents on such technology. We rely on a combination of technical leadership, trade secrets, copyright and trademark law and nondisclosure agreements to protect our unpatented proprietary know-how. However, we cannot be certain that we have taken adequate steps to protect our trade secrets or other proprietary information. In the absence of patent protection, our business may be adversely affected by competitors who independently develop substantially equivalent technology. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

         We are also subject to potential claims and litigation alleging infringement of others' intellectual property rights. From time to time, we have received claims of infringement of other parties' proprietary rights, and have recently received a claim of patent infringement. Regardless of their merit, future third party claims against us could result in costly litigation or require us to license the intellectual property rights of such parties. We may not be able to obtain such licenses on commercially reasonable terms, if at all. See "Business--Proprietary Rights."

     We depend on key personnel.

         We depend on the continued services and performance of certain key management and technical personnel. Although we do not have employment contracts with any of our executive officers, the loss of any of these key personnel could disrupt our business. Our future success also depends on our ability to identify, attract, hire and retain other highly skilled technical and managerial personnel. Competition for such personnel, particularly engineers, is intense and we may be unable to successfully find and retain sufficiently qualified personnel.

     Our stock price may be volatile.

         The market price of our common stock has fluctuated significantly since our initial public offering in September 1993 and may continue to be volatile in the future. Factors that may cause fluctuations in the trading price of our common stock include, but are not limited to:

         o quarter-to-quarter variations in our operating results and those of our competitors;

         o  changes in revenue and earnings estimates by analysts;

         o announcements of technological innovations or new products by us or our competitors;

         o  developments in our relationships with our suppliers or customers;

         o  challenges associated with integration of businesses;

         o  competitive pressures; and

         o  general economic pressures.

         In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies, often without regard to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

INDUSTRY BACKGROUND

         Demands on the telephone infrastructure have prompted telephone companies to improve the reliability and increase the speed of transmission over telephone networks. Increased demand for higher-speed, high-capacity services such as Internet access, digital video and broadband wireless access has in turn resulted in substantial demands to build and upgrade the communications network infrastructure. Telephone networks have evolved from systems based entirely on low speed analog communication over copper wires to fiber optic backbones running throughout the interexchange carrier and local exchange carrier networks. These fiber optic backbones permit digital communication of much greater volumes of data with greatly enhanced reliability and increased speed throughout the interexchange network and among the local carriers. The quality of telephone service to end users is determined by the least reliable and slowest link in the network, and the traditional analog infrastructure was not designed to provide high-speed, high-data capacity service to end users. Telephone service carriers are therefore facing increasing pressure to install digital telecommunications services in the "last mile," the local subscriber loop through which telephone services are delivered from local carriers to end users.

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

         Competitive pressure from alternate carriers has further accelerated the telephone companies' deployment of digital service in the "last mile." As a result of global deregulation of communications markets, thousands of new competitive service providers have entered the market to compete with the incumbent services providers of Internet/data, video and voice communications. These new service providers are rapidly changing the marketplace by offering new choices and bundles of communications services never before offered to consumers and businesses. The dynamics of the deregulated communications market has resulted in the recent high growth rate of sales for suppliers of communications equipment, software and services. Increased demand by end users of higher speed data transmission for applications such as Internet access, telecommuting, remote LAN access, video conferencing and wide area networking, including communications among computers and telephone systems has been driving this growth. Unlike public telephone companies, these new competitive service providers are not required to provide universal service and instead may choose to serve only those customers with high demand for digital services, an important market targeted by the telephone companies due to the higher rates and increased usage associated with these services. By installing primarily fiber cable, these alternate carriers have provided short delivery intervals and high quality service, which has enabled them to compete effectively with the local telephone companies for these high demand customers. In addition, telephone companies are facing competition from cable companies that offer high-speed cable modem service. As a result of this competitive pressure, the telephone companies face an increased need to provide digital service approaching the quality of fiber optic cable quickly and efficiently.

     T1/E1 Access

         The basic building blocks of today's high-speed digital telecommunications networks in North America are T1 lines, which transmit data at 1.544 Mbps, the equivalent of 24 voice circuits for simple telephone service. E1 lines, the international functional equivalent of T1 lines, operate at 2.048 Mbps. Telephone companies are seeking cost effective methods of providing T1 service to meet customer demands for high-speed digital transmission. By providing T1 service, telephone companies can provide the means for increased customer usage which, in turn, expands the revenue base for these telephone companies. One way that telephone companies have installed T1 service has been to deploy fiber cable. However, deploying fiber cable in the "last mile" is capital and labor intensive, so it is only cost efficient if a number of T1 lines are requested in the particular subscriber loop. A fiber system may be capable of transporting from four to over 100 T1 lines. The equipment required at a customer's premises alone can cost a few thousand dollars for a T1 fiber optic system with four lines to tens of thousands of dollars for higher capacity systems. In either case, significant additional costs are involved in installing fiber cable in existing conduit or burying new cable. Installing fiber cable in the "last mile" is also time consuming, often taking a carrier weeks or months to complete, depending on the location to which the fiber is deployed, the timeliness of the carrier's success in obtaining the necessary rights of way and the extent to which the existing conduit is obstructed or damaged.

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

         A cost and performance comparison of a two-mile connection for the three types of T1 deployment follows:

                                                   APPROXIMATE
   TRANSMISSION TYPE         AVERAGE COST       INSTALLATION TIME           BANDWIDTH            QUALITY ACHIEVED
------------------------  -----------------     -----------------         --------------         ----------------
Fiber                     More than $20,000      2 to 4 Months            T1 (1.54 Mbps)            BER 10-10
Repeatered T1             Less than $10,000      4 to 8 Weeks             T1 (1.54 Mbps)            BER 10-7
HDSL                      Less than $1,500       Less than 1 Hour         T1 (1.54 Mbps)            BER 10-10

BER 10(-10) = one bit error every week in a constant transmission versus BER 10(-7) which is one bit error every 6 to 7 seconds. The fiber optics and repeatered T1 cost and installation estimates are based on industry averages and will vary on a case by case basis. Average costs include equipment, engineering and labor.

         The following diagram depicts a comparison of a conventional repeatered T1 line with an HDSL circuit:

             [ILLUSTRATION OF REPEATERED T1 LINE AND HDSL CIRCUIT]

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

     Megabit Access

         Various telecommuting, Internet access and remote LAN access applications are driving the need for new higher-speed access technologies. T1 lines are not feasible for use by small businesses and residential customers. Solutions for these customers have historically been limited to ISDN or analog, voice grade circuits, which when equipped with 28.8 or 56 kbps modems offer some minimally useful capacities.

         Megabit access products, including the Avidia(R) system, go beyond modem and ISDN capabilities, offering high-speed data services to business and residential customers. These services include high-speed Internet and Intranet access, remote LAN access, advanced services such as pay-per-view movies, telemedicine, distance learning, interactive video games, educational video and many other on-demand services. The following chart shows the relative efficiency of the various transmission methodologies.

--------------------------------------------------------------------------------------------------------------------
                                                  MODEM      ISDN        DSL        DSL        DSL         DSL
                                                  28.8       128         384        768        1,544       6,144
   APPLICATION FILE TYPE            FILE SIZE     KBPS       KBPS        KBPS       KBPS       KBPS        KBPS
--------------------------------------------------------------------------------------------------------------------
E-mail Users                         30 Kbytes   8.3 sec.   1.9 sec.   0.63 sec.  0.31 sec.   0.16 sec.  0.04 sec.
--------------------------------------------------------------------------------------------------------------------
Consumer Digitized Photo            125 Kbytes  34.7 sec.   7.8 sec.   2.6 sec.   1.3 sec.    0.6 sec.   0.2 sec.
--------------------------------------------------------------------------------------------------------------------
Business User Word Files            250 Kbytes  69.4 sec.  15.6 sec.   5.2 sec.   2.6 sec.    1.3 sec.   0.3 sec.
--------------------------------------------------------------------------------------------------------------------
Telecommuter Videoconferencing      384 kbps    No         No          Yes        Yes         Yes        Yes
--------------------------------------------------------------------------------------------------------------------
Telemedicine X-ray                  5 Mbytes    23.1 min.  5.2 min     1.7 min.   52.1 sec.   25.9 sec.  6.5 sec.
--------------------------------------------------------------------------------------------------------------------
Remote LAN Access Bulk File         20 Mbytes   1.5 hr.    20.0 min.   6.9 min.   3.5 min.    1.7 min.   26.0 sec.
--------------------------------------------------------------------------------------------------------------------

         Desired and acceptable response time is less than 3.0 seconds.

PAIRGAIN STRATEGY

         We pioneered the development of a VLSI implementation of HDSL technology and are currently a leading provider of telecommunications products based on DSL technology. Our strategy for expanding the market for our products consists of several elements:

     o Maintain Technology Leadership. We believe that we are a leader in DSL technology and systems. We intend to be able to offer clients whatever form of DSL they desire at competitive prices. In response to changes in the marketplace, we have placed emphasis on providing platform-oriented, end-to-end solutions using in-depth knowledge of ATM and IP networking, traditional telco circuit switching, DSL and local loop operations. Many of these solutions require a combination of hardware and software, and value added services, such as training and support.

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

     o Leverage Core Technologies Into New Applications. We developed our Campus product line and our PG-Flex(R), PG-Plus(R) and PG-FlexPlusTM products based on the same core HDSL technology utilized in our HiGain products. We market our Campus products to private network users such as universities, hospitals, military bases and corporate complexes.

       In addition to providing HDSL-based products, we provide products that use ADSL technology. We released our Falcon DMT ADSL chip in 1998, which supports DMT ADSL and "splitterless" ADSL, or G.lite. The Avidia System is an integrated access concentrator that includes support for a wide range of service options including G.lite, full rate DMT ADSL, SDSL T1, E1 and frame relay. The Avidia System was developed in response to increasing demand for the delivery of advanced communication services to residential and business customers, including high-speed Internet access, advanced video services such as pay-per-view movies, interactive video games, educational video and many other on-demand services. See "-- Products" and "-- Product Development."

     o Subscriber Carrier Systems. Due to a shortage in copper lines, our subscriber carrier systems, PG-Flex, PG-Plus and PG-FlexPlus, represent an enormous potential market as carriers look to offer competitive local access and to provision second and third lines quickly and cost-effectively. The systems increase the channel capacity of copper cables in the local loop, allowing service providers to maximize the utility of the lines.

     o Develop OEM Opportunities. We will continue to pursue opportunities to provide products and chipsets to manufacturers of telecommunications and data communications equipment. We believe that we can provide added value to third-party products through higher levels of integration with other elements of wide area networking infrastructures, such as bridges, routers and multiplexers. We also believe an opportunity exists to utilize our DSL technology to connect local wireless communication systems to local central offices.

     o Create Development Partnerships and Alliances. We have and will continue to establish partnerships with industry leaders in an effort to pursue new market opportunities. We collaborated with leading telecommunications companies to develop HDSL2 specifications which have been adopted as the industry standard. We are also supporting a new open systems standard for T1 access. The Open Span Termination Systems ("OSTS") standard was developed in an effort to make T1 access equipment within central office networks standard for easy integration and maintenance and deployment cost savings. The purpose of setting a standard is to move the industry toward interoperability.

       We are members of the International Telecommunication Union ("ITU") and the DSL Forum. These groups created an ITU standard and have been working to accelerate the adoption and availability of high-speed Internet access for the mass market.

PRODUCTS

     Core Technology

         The core technology for our HiGain, Campus, PG-Flex and PG-Plus product lines is based on HDSL and was developed from our dual core competencies in digital signal processing and microelectronics. HDSL allows the symmetric transmission and receipt of digital data at T1 rates (1.544 Mbps) over two twisted pair of copper wires or at 768 kbps over a single twisted pair of copper wire. HDSL permits the delivery of an outbound signal on the same pair of wires on which the return signal is received. The transmitted signal is canceled by the receiver by precisely predicting the amount of signal "echo" and subtracting it from the overall input signal. HDSL-based products tolerate crosstalk and, in most cases, operate not only on continuous unobstructed pairs of wires, but also on cables with mixed wire gauges and bridged taps.

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

         Our microelectronics team has design and development capabilities that include silicon compilers which has allowed us in the past to develop chips that are at performance and complexity levels beyond what is achievable on standard ASIC design systems. We have leveraged our microelectronics product capabilities into the HiGain and Campus product lines and have focused our resources on further cost and performance improvements in HDSL including the HDSL2 standard that lets service providers deliver full T1 performance over a single twisted pair cable with the same reach, robustness and spectral compatibility of two-pair HDSL. On February 24, 2000, the employees in our microelectronics group became employees of GlobeSpan in connection with the sale of our microelectronics engineering group. See Note 17 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

         We are a supporter and contributor of multiple organizations aimed at accelerating the adoption and availability of high-speed digital Internet access for the mass market. We have also joined with three other T1 access manufacturers in support a new open systems standard for T1 access. The new Open Span Termination System ("OSTS") standard was developed in response to service providers' demand for equipment compatible with existing central office networks. The OSTS standard is based on the widely used STS mechanical dimensions and backplane connections, also known as 3191 mechanics, a telecommunications standard upon which many systems have been built, including central office shelves and line cards.

         By utilizing our DSL technologies in different forms, we offer products for different markets and varied applications.

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

         To ensure flexibility of installation, our HiGain units are available with a variety of shelf and mounting hardware, weather resistant housings and connecting hardware. In addition, all HiGain remote units provide self-diagnostic testing to detect failures and interface with the central office alarm system. We first shipped units of our HiGain system to customers in June 1992. As of December 31, 1999, we had shipped over 1.3 million HiGain units.

                        [ILLUSTRATION OF HIGAIN SYSTEM]


                                   [GRAPH]


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

         HIGAIN WIDEBAND SYSTEM 3190

         We introduced the HiGain Wideband System 3190 ("WBS-3190") in January 1999. The WBS-3190 is a managed DS3-based T1 access platform that is OSTS standard compliant, which means that it is interoperable with any product conforming to the OSTS specification. The WBS-3190 is an open T1 access platform which enables service providers to deploy T1 services from a managed platform that is not proprietary. It can be used with existing HDSL 3192 mechanics cards.

         HIGAIN SOLITARE(TM)

         We introduced the HiGain Solitare in 1999. The HiGain Solitare uses HDSL2 technology to deliver full T1 performance over a single twisted pair cable with the same reach, robustness and spectral compatibility of two-pair HDSL. HiGain Solitare also guarantees interoperability with other vendors' standards-compliant HDSL2 products.

         HIGAIN ETSI SYSTEMS

         In order to provide digital E1 solutions to our customers outside of North America, including public carriers and private network operators, we introduced the HiGain ETSITM Global Access product line. These products apply HDSL-based technology in compliance with ETSI requirements. They allow service providers to rapidly establish E1 connections between central offices and the customer. The equipment transfers data at rates of 2.048 Mbps over four-wire circuits. ETSI applications include LAN and PBX networking, WAN connections, high-speed Internet access and videoconferencing. Our HiGain ETSI systems were approved by the British Approvals Board for Telecommunications ("BABT") for use with unconditioned, two-wire and four-wire circuits from British Telecommunications. This allows service providers to link their private circuit networks into British Telecom's public network over unconditioned copper telephone lines.

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



                                   [GRAPH]



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

         PG-FLEX(PLUS)

         PG-FlexPlus is a Universal Multi-line Access Platform that incorporates features of the PG-Flex and PG-Plus systems into one system and adds a GR-303 interface. GR-303, a Telcordia (Bellcore) standard, is a Class 5 switch software application for accommodating voice concentration into the telco switch architecture.

     Campus Systems

         Our Campus systems are DSL transmission products that we designed to meet the digital communications needs of organizations operating their own private networks. Campus systems provide high-speed digital connectivity over one or two twisted pairs of copper wires between user premises in campus environments. Examples of these environments include universities, hospitals, utility plants, military bases, industrial parks and corporate complexes. The Campus systems enable the interconnection of LANs, video conferencing, Internet and Intranet access, PBX extensions and many other applications.

         A Campus system consists of two base units that operate at T1, E1, 768 kbps, 384 kbps, among other speeds, and are compatible with a number of standard data communications interfaces. These interfaces allow Campus systems to connect directly to LAN bridges, routers, T1 multiplexers, PBXs, video conferencing systems and other high-speed networking devices. We first shipped Campus systems to customers in June 1993.

         CAMPUS STAR(R)

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

         CAMPUS-REX(R)

         We continued to enhance the Campus family of products with the introduction of the Campus-REX (Remote Ethernet eXpress), a full bandwidth Ethernet remote bridge, providing transparent connectivity between LANs without repeaters at a distance of up to five miles. It provides a 10BASE-T port, one serial port, an embedded SNMP agent and IEEE 802. 1d transparent MAC level bridging with Spanning Tree protocol support.

                     [PAIRGAIN CAMPUS PRODUCT APPLICATIONS]
                             (Campus Area Network)


                                    [GRAPH]



         CAMPUS-RS(TM)

         In 1998, we introduced the Campus-HRS (HDSL Rate Selectable), group of products, now known as Campus-RS, an extension of our existing Campus product line. The Campus-RS products allow organizations with private enterprise networks to interconnect LANs, providing remote data and internet access at high speeds over ordinary copper telephone lines. Applications of the Campus-RS products include LAN internetworking, fiber backbone extensions, PBX networking, remote LAN access, Internet access, video applications and distance learning. New features of the Campus-RS systems include rate selectability for greater reach, speed and scaleability and single platform operations to simplify deployment and management.

     OEM Products

         We formed an OEM sales group to establish relationships with manufacturers to integrate our DSL technologies into their products. We currently have relationships with Nortel (Northern Telecom), DSC Communications, Conexant and Motorola.

     Megabit Access Products

         Our megabit access products offer high-speed solutions for a wide range of consumer and business applications, including Internet and remote LAN access. Megabit access products are designed for local exchange carriers, ISPs and private network owners.

         AVIDIA SYSTEM

         In late 1998, we introduced the Avidia System, an integrated access concentrator based on a fully distributed ATM packet and circuit switched architecture that combines redundancy, scaleability and quality of service support. Avidia means Audio, VIDeo and Internet over ATM. The Avidia System enables CLECs (competitive local exchange carriers) and ILECs (incumbent local exchange carriers) to deploy advanced services such as voice over DSL (VoDSL), virtual private networks, high-speed business Internet access, video on demand and telecommuting and private network connection services. Avidia's architecture supports frame and cell switching over G.lite, ADSL, SDSL, HDSL2, IDSL and DS1. The system can be configured as a next-generation DSLAM, access server or LAN extension concentrator. The Avidia System has demonstrated interoperability with a variety of G.lite modems and VoDSL integrated access devices.

         The Avidia product line is available in three forms: the 8000 system which is a high-end next-generation central office DSLAM; the 3000 which is configured for remote cabinets or fewer subscribers; and the 2200 which would typically be used at a customer location as an integrated access device.

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

             [ILLUSTRATION OF NETWORK MODEL USING THE AVIDIA SYSTEM]



                                    [GRAPH]



         MEGABIT MODEM(R)

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

         ADSL CHIPS

         In 1998, we introduced our Falcon DMT ADSL chip which is the industry's first single-chip DMT ADSL processor. The Falcon chip will support DMT ADSL and "splitterless ADSL," or G.lite, a standard which will simplify modem deployment by eliminating customer premises splitter installation for simultaneous data and analog voice connections. The Falcon chip was developed by our microelectronics team and was included as part of the assets sold to GlobeSpan under the terms of the Asset Purchase Agreement dated as of January 21, 2000. See Note 17 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

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

     Public Networks

         The public network market consists of the RBOCs and their local telephone company affiliates, as well as independent telephone companies, interexchange carriers, CLECs, ISPs and international carriers.

         RBOCs. Prior to selling products in volume to a local telephone company affiliated with an RBOC, a vendor must first receive approval of our product from the RBOC. Although the approval process for a new product varies somewhat among the RBOCs, the process generally consists of the following three phases:

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

         All U.S. RBOCs and Bell Canada have approved our HiGain products. In addition, several carriers have approved our subscriber carrier systems: one RBOC and Bell Canada have approved our PG-2 system, four RBOCs have approved the PG-Flex system and one RBOC has approved the PG-Plus system. Sales in the aggregate to local telephone companies affiliated with the RBOCs accounted for approximately 45% of our total revenues in 1999. See Note 3 of Notes to Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

         Independent Telephone Companies. There are approximately 1,500 telephone companies in the United States that are unaffiliated with any of the RBOCs. We have targeted approximately 50 of the largest independent telephone companies as potential customers for our carrier products. Although the independent telephone company market does not present as large an opportunity as the RBOC market, our experience has been that the independent telephone companies are often more receptive to new technology. As a result, the approval process for new technology is often less time consuming. Several of the large and small independent telephone companies have approved and deployed our HiGain system. One large independent telephone company has approved our PG-Flex and PG-2 subscriber carrier systems. Also, several small independent telephone companies have deployed the Avidia System.

         CLECs and ISPs. There are numerous competitive local exchange carriers and Internet service providers throughout North America. These providers supply Internet access, T1, long distance and other residential services to consumers or businesses. In many cases, CLECs will lease unbundled network elements from the local exchange carrier to deliver digital services using their own transmission equipment. Most CLECs are focused on new types of data or voice services and are potential customers for our products. The CLEC market is relatively new (since the 1996 Telecom Act), and it is unknown at this point how CLECs will evolve. The PG-FlexPlus has been approved by two CLECs.

         International Carriers. In most international markets there is one telephone company per country. Typically these PTTs are highly regulated, government-owned agencies that have an even more rigorous approval process for new technology than the RBOCs. There are a number of markets that have recently opened up, as competitive carriers are now able to compete with the incumbent carriers. While the international carrier network systems are architecturally similar to the domestic public networks, E1 service is not deployed as extensively in local subscriber loops internationally as T1 service is in local loops domestically. The demand for E1 service has grown, however, and international carriers are deploying it primarily to provide multiple voice circuits rather than the high-speed service requested in the United States. Our products have been successfully deployed in over 95 countries, and in 1999, sales outside of North America comprised approximately 14% of total revenues.

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

         Our North American sales personnel are located in the following areas:

         States:                                               Provinces:
         ------                                                ---------
         California      Massachusetts        Tennessee        Alberta
         Colorado        Minnesota            Texas            British Columbia
         Georgia         Missouri             Utah             Ontario
         Illinois        New Hampshire        Virginia         Quebec
         Kansas          North Carolina       Washington

         We sell our products outside of North America through our own sales force based in the United States, Switzerland, Germany, United Kingdom, Israel, United Arab Emirates, Brazil, Columbia, Hong Kong and China, and a network of international data communications equipment distributors.

         In addition to the specific sales efforts directed at our public and private network customers, our marketing activities include participation in industry trade shows and conferences, distribution of sales and product literature, media relations, advertising in trade journals, direct mail and ongoing communications with our customers, the media and industry analysts. We also maintain a website (www.pairgain.com) which provides up-to-date product, sales and support information.

     Global Services and Support

         Service, repair, installation and technical support of our products are performed primarily in-house, however, we also use an independent third party repair service. Our field service and support personnel are located in:

         States:                                                Other Countries:
         -------                                                ----------------
         Alabama          Florida             Missouri          Brazil
         California       Georgia             New York          Canada
         Colorado         Maryland            North Carolina    China
         Connecticut      Massachusetts       Texas             Hong Kong
                          Michigan            Washington        Mexico

         We offer technical support to our customers on a 24-hours-a-day, 7-days-a-week basis via an 800 hotline and through paging systems for all support personnel. Our products are sold with a five year warranty.

         We are in the process of expanding our service and support solutions to customers deploying DSL services by providing education and training courses; engineering, furnishing and installation services (EF&I); system assembly and on-site set-up and testing. In addition, we will offer marketing assistance including business plans, cooperative marketing funds, economic model development, market analysis and research and product deployment.

PRODUCT DEVELOPMENT

         We believe that our future success depends on our ability to maintain our technological leadership through enhancements of our existing products and development of new products that meet a wide range of customer needs. Accordingly, we intend to continue to make substantial investments in product development.

         Our future engineering efforts will be focused on software development and hardware development. Within the software development group, our efforts are devoted to the development and enhancement of network management software and protocol compliance for our products and the development of firmware for products such as Avidia, PG-Flex, PG-Plus and HiGain ETSI.

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

         During 1999, 1998 and 1997, research and development expenses were approximately $45.3 million, $37.6 million and $32.0 million, respectively. All of our research and development expenses were charged to operations as incurred.

MANUFACTURING

         Our manufacturing operations consist primarily of final assembly, burn-in, full system test, packaging and shipping. We use domestic independent third-party contract assembly companies on a consignment basis for circuit board assembly, including in-circuit and functional testing, for new, complex, and low volume products. We conduct final assembly and final test functions for those products at our facility in Tustin, California. During the fourth quarter 1999, we began transitioning high volume products to our contract-manufacturing partner, SCI Systems, Inc., in Monterrey, Mexico. SCI, using a hybrid consignment model, performs the complete manufacturing process, including direct shipment to our customers from SCI's San Antonio, Texas facility. The transition is scheduled to be completed during the second quarter of 2000. We perform extensive burn-in, testing and inspection of all products prior to shipping to customers from both the Tustin and San Antonio facilities. Product quality and reliability are prime concerns in all phases of the manufacturing process. Quality is maintained through a combination of qualified dock-to-stock suppliers, inspection and auditing of both consignment and turnkey contractors, in-house assembly and test functions, and a final shipping inspection of all products.

         During the fourth quarter of 1998, we entered into an agreement to have our ETSI products manufactured on a turnkey basis by SCI in their Sao Paulo, Brazil facility. Under the terms of this agreement, SCI manufactures, tests, packages and ships these products directly to our Brazilian and other South American customers.

         In April 1996 we achieved ISO 9001 certification for our manufacturing operations located in Tustin, California, and our engineering and design facility in Raleigh, North Carolina. In May 1999, these facilities were re-certified through April 2002. ISO is a quality system standard for ensuring total quality management in engineering and manufacturing and is a prerequisite for international trade. ISO 9001 is a comprehensive standard, covering design, production, installation and service.

         PairGain is in the process of implementing TL 9000 Quality System Requirements. TL 9000 is based on ISO 9001 standards and includes additional requirements specific to the telecommunications industry. TL 9000 was developed by suppliers and service providers in the telecommunications industry with the goal of continued improvements to the quality and reliability of telecommunication service.

         We currently procure components from outside suppliers, either directly from manufacturers or distributors. Assemblies are procured through our consignment and turnkey contractors. While the majority of devices are purchased from our distributors at the time of consumption, we generally purchase and store the more expensive or custom components at our Tustin location. Our assembly and test subcontractors purchase and store other necessary components. In procuring certain components, we and our subcontractors rely upon a number of original equipment manufacturers that are the sole source for certain of the components. One such sole supplier part is the SPAROW II chip. Although we have utilized our VLSI expertise to design our SPAROW II chip in a manner that will facilitate transition to multiple sources of supply, such a transition could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our customer relationships and operating results.

         Our backlog at December 31, 1999 was approximately $9.3 million. We include in backlog all firm purchase orders for products regardless of their ship date. Because of the quick turnaround that our customers expect on their orders, and because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of actual revenues expected for any future period.

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

COMPETITION

         Competition in our markets is intense, and we expect that competition will increase. Many of our potential competitors have substantially greater name recognition and more extensive engineering, manufacturing, marketing, financial and personnel resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. There can be no assurance that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete successfully in the future. Competitive pressures could reduce demand for our products, cause us to further reduce prices on our existing products, increase expenses or cause delays or cancellations of customer orders, any one of which could adversely affect our business and results of operations.

         Some companies that offer competitive products in our primary revenue markets are listed below:

         -------------------------------------------------------------------------------------------------
                                                                 SUBSCRIBER
                                                      T1/E1        CARRIER
                        COMPETITOR                   ACCESS        SYSTEMS       CAMPUS        AVIDIA
         -------------------------------------------------------------------------------------------------
         ADC Telecommunications                         X
         -------------------------------------------------------------------------------------------------
         Adtran, Inc.                                   X                           X
         -------------------------------------------------------------------------------------------------
         Alcatel Network Systems, Inc.                                              X             X
         -------------------------------------------------------------------------------------------------
         Cisco/Netspeed                                                                           X
         -------------------------------------------------------------------------------------------------
         CopperCom                                                    X
         -------------------------------------------------------------------------------------------------
         Copper Mountain Networks                                                                 X
         -------------------------------------------------------------------------------------------------
         ECI Telecom                                                  X
         -------------------------------------------------------------------------------------------------
         GoDigital Telecommunications, Inc.                           X
         -------------------------------------------------------------------------------------------------
         Jetstream Communications                                     X
         -------------------------------------------------------------------------------------------------
         Lucent Technologies                                                                      X
         -------------------------------------------------------------------------------------------------
         Nokia/Diamond Lane                                                                       X
         -------------------------------------------------------------------------------------------------
         Nortel (Promatory)                                                                       X
         -------------------------------------------------------------------------------------------------
         Paradyne                                                                   X             X
         -------------------------------------------------------------------------------------------------
         Siemens                                        X
         -------------------------------------------------------------------------------------------------
         Tollbridge Technologies                                      X
         -------------------------------------------------------------------------------------------------
         Tut Systems                                                                X             X
         -------------------------------------------------------------------------------------------------
         Tyco International Ltd.                                      X
         -------------------------------------------------------------------------------------------------
         Wescom Communications, Inc.                                  X
         -------------------------------------------------------------------------------------------------
         Westell, Inc./Teltrend                         X                                         X
         -------------------------------------------------------------------------------------------------

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

         We are investing heavily in DSL developments. The market for DSL-based products is emerging and will change dramatically over a very short time. There can be no assurance that the products we develop will be commercially successful.

PROPRIETARY RIGHTS

         We rely on a combination of technical leadership, trade secret, patent, copyright and trademark law and nondisclosure agreements to establish and protect our proprietary rights in our products. We also have certain registered and other trademarks. We believe that, because of the rapid pace of technological change in the networking industry, patent and copyright protection are less significant to our competitive position than factors such as the knowledge, ability and experience of our personnel, new product development, market recognition and ongoing product maintenance and support. On February 24, 2000, we sold certain patent rights to GlobeSpan under the terms of the Asset Purchase Agreement dated as of January 21, 2000. See Note 17 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

EMPLOYEES

         As of December 31, 1999, we employed 722 persons, including 231 in manufacturing, 133 in sales and marketing, 29 in customer service and support, 270 in engineering and 59 in finance and administration. We also employ a number of temporary and contract employees. During the last quarter of fiscal 1999, we employed between 91 and 96 temporary and contract employees. None of our employees is represented by a labor union and we have experienced no work stoppages. We do not have any employment contracts with any of our executive officers, however, executive officers and other key employees have agreements which provide for severance payments and certain other benefits in the event the employee is terminated without cause following a change in control. On
February 24, 2000, the 39 employees in our microelectronics group became employees of GlobeSpan in connection with the sale of our microelectronics engineering group. See Note 17 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

ITEM 2.  PROPERTIES.

         In 1999, we purchased our Tustin, California headquarters facility. In addition, we have several property leases for other facilities. The details of the owned facility and property leases are detailed below:

                                                              Approx.        Lease
                    Use / Location                          Square Feet    Expiration
                    ---------------                         -----------    ----------
Principal administrative, engineering,
  manufacturing, sales and marketing facilities
         Tustin, California                                    75,000         Owned
         Tustin, California                                    66,000        12/31/04
         Tustin, California                                    41,000        12/31/04

Research and development facilities
         Raleigh, North Carolina                               40,000        09/30/07

Sales offices
         Miami, Florida                                         2,000        03/31/01
         Norcross, Georgia                                      2,000        11/30/00
         Toronto, Ontario, Canada                               1,000        10/31/01
         Baden-Daettwil, Switzerland                            2,000        06/30/00
         Wanchai, Hong Kong                                     2,000        07/31/00

ITEM 3.  LEGAL PROCEEDINGS.

         As discussed in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 1998, the U.S. Attorney's office and the Securities and Exchange Commission had been investigating S. Jay Goldinger and Capital Insight, Inc. in connection with their 1995 loss of nearly $100 million of their clients' funds, including $15.8 million of PairGain's funds.

         As discussed in Item 1. Legal Proceedings in our Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, the U.S. Attorney had named PairGain, Charles S. Strauch, our Chairman and former Chief Executive Officer, and Charles W. McBrayer, our then Chief Financial Officer, as targets of its criminal investigation.

         On November 8, 1999, PairGain announced a final agreement with the U.S. Attorney's office. Pursuant to the agreement, we pled guilty, in U.S. District Court in Santa Ana, California, to one felony count for failing to implement a system of internal accounting controls and to maintain accurate books and records in violation of 15 U.S.C. Sections 78m(b) (2) and 78ff, and 18 U.S.C.
Section 2, for aiding and abetting or causing these acts to be done.

         Under the terms of the agreement, we agreed to pay a fine of $1,000,000, to reimburse the government $400,000 for the costs of its investigation and to pay a $200 special assessment. We also agreed to four years probation. During the term of probation, we:

         o  agreed not to commit a federal, state or local crime;

         o agreed to file a Form 8-K with the SEC within ten days to disclose the nature of the offense committed, the fact of conviction, the nature of the punishment and the steps that will be taken to prevent the recurrence of similar offenses;

         o agreed to submit financial statements reviewed by our outside accountants in connection with the filing of our quarterly reports with the SEC. In addition, each member of the Board of Directors, with the exception of the Chairman of the Board, will be required to sign each of our quarterly reports during the probationary period and certify that he or she has read and reviewed the report and believes it to be true and correct. The then Chief Financial Officer and the current Chairman of the Board may not exclusively direct the preparation of the quarterly reports or financial statements during this period, but may participate in their review; and

         o agreed to engage an expert approved by the Probation Office and the U.S. Attorney's Office to conduct an examination, at our expense, in order to: (i) assess whether our internal accounting controls are adequate such that transactions are recorded as necessary to maintain accountability for our assets; (ii) assess whether our books, records and accounts accurately and fairly reflect our transactions and dispositions of our assets; and (iii) assess whether we properly disclose our financial transactions in a timely manner in the appropriate fashion to the appropriate persons or agencies. In addition, the expert will review our procedures for making and maintaining corporate documents.

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

         Since the first quarter of 1996, we have requested our outside accountants and legal counsel to look at our quarterly financial statements and public disclosures, including financial press releases and periodic SEC reports, prior to publication. In addition, we have regular meetings with our outside accountants to discuss the accounting and disclosure of transactions in our books, records and financial statements. Also, in the first quarter of 1996, we retained our outside accountants to assist and make recommendations in the preparation of our "Investment Policy Guidelines" which, among other things, require a comprehensive system of documentation and record-keeping. These Guidelines require comprehensive management reports on the status of our investments to provide assurance of the accuracy of our financial records and periodic reports to the Board of Directors regarding compliance with the provisions of the Guidelines. PairGain first adopted these Guidelines in April 1996.

         In addition to the agreement reached with the U.S. Attorney's Office discussed above, PairGain, our Chairman, Charles S. Strauch, and our then Chief Financial Officer, Charles W. McBrayer, also reached a settlement with the SEC. Without admitting or denying the SEC's findings, we consented to an SEC order directing us to cease and desist from committing or causing any violations or future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions. Messrs. Strauch and McBrayer agreed, also without admitting or denying the SEC's allegations, not to violate the antifraud provisions. In addition, Mr. McBrayer agreed not to violate the periodic reporting, books and records and internal accounting control provisions. Messrs. Strauch and McBrayer have also agreed to pay civil money penalties of $25,000 each.

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

         In May 1999, we reached an agreement with Harris Corporation ("Harris") to settle and dismiss the lawsuit brought by Harris against PairGain and others, which lawsuit was described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998. Under the terms of the settlement, we agreed to pay the sum of $1.5 million to Harris, and both parties agreed to dismiss their actions with prejudice. The impact of the settlement is recorded in our financial statements for the year ended December 31, 1999.

         On January 21, 2000, a former employee filed a lawsuit against PairGain in Superior Court of the State of California, County of Orange, citing breach of implied covenant of good faith and fair dealing, wrongful termination in violation of state statute and wrongful discharge in violation of public policy. We maintain insurance coverage which covers costs of defense up to a maximum of $1.0 million with a deductible of $25,000. We intend to vigorously defend the suit.

         We are involved from time to time in litigation incidental to our business. We believe that none of our pending litigation matters, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

         Under the terms of our certificate of incorporation, we indemnify our directors and officers for certain damages and legal fees arising from litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on The Nasdaq Stock MarketSM under the symbol "PAIR". As of February 25, 2000, there were 72,867,865 shares of the Company's Common Stock issued and outstanding. The number of stockholders of record at that date was 618. This number does not account for Common Stock registered in street name. Accordingly, the actual number of holders of record of the Company's Common Stock may be significantly greater than the number indicated above. The following table sets forth, for the fiscal periods indicated, the high and low sale prices for the Common Stock as reported on the Nasdaq Stock MarketSM. The market quotations set forth below reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The Company has never paid cash dividends and has no present intention of declaring a cash dividend for the foreseeable future.

                                                       QUARTERLY     QUARTERLY
                                                          HIGH          LOW
                                                       ---------     ---------
         YEAR ENDED DECEMBER 31, 1999
            Fourth Quarter                              $ 18.56       $ 11.00
            Third Quarter                                 14.13          8.00
            Second Quarter                                16.13          8.50
            First Quarter                                 12.00          7.81

         YEAR ENDED DECEMBER 31, 1998
            Fourth Quarter                              $ 13.63       $  6.00
            Third Quarter                                 17.50          7.38
            Second Quarter                                24.13         12.75
            First Quarter                                 24.38         15.50

         On February 25, 2000, the last reported sales price for the Company's stock was $17.81.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data of the Company as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 is derived from audited consolidated financial statements of the Company included elsewhere in this Annual Report. The selected consolidated financial data of the Company as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 are derived from audited consolidated financial statements of the Company not included in this Annual Report but filed previously with the Commission. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in separate sections of this Annual Report.

                                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                           1999           1998          1997          1996(1)         1995
                                         ---------     ---------      ---------     ---------      ---------
                                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
STATEMENT OF OPERATIONS DATA:
 Revenues                                $ 224,875     $ 283,100      $ 282,325     $ 205,505      $ 107,224
 (Loss) income from operations             (16,065)       55,536         71,739        51,526         23,532
 Net income                                  2,423        39,499         47,637        34,908          1,056
 Earnings per common share(2)
    Basic                                $    0.03     $    0.56      $    0.70     $    0.54      $    0.02
    Diluted                              $    0.03     $    0.53      $    0.63     $    0.47      $    0.02
 Average shares outstanding(2)
    Basic                                   70,994        70,234         67,991        64,247         58,225
    Diluted                                 75,668        74,802         75,225        73,768         67,280


                                                                      DECEMBER 31,
                                          -------------------------------------------------------------------
                                            1999           1998          1997          1996(1)         1995
                                          ---------     ---------      ---------     ---------      ---------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital                          $ 259,591     $ 257,713      $ 214,724     $ 140,681      $  84,766
 Total assets                               325,081       328,520        282,419       195,004        105,326
 Long-term debt                               1,735            --             --            --             --
 Total stockholders' equity                 292,957       279,041        235,517       157,596         93,931

         The Company paid no cash dividends on its Common Stock during any of the periods presented.

---------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and other sections of this Form 10-K may contain forward-looking statements within the meaning of the private securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the section entitled "Risk Factors" in Item 1 of this Annual Report. Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "estimates," "forecasts," "projects," "could," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission (the "SEC") or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of us. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect our business.

OVERVIEW

         PairGain is a leading provider of products based on DSL networking systems. We design, manufacture, market and support a comprehensive line of digital telecommunications products that allow telecommunications carriers and private network owners to more efficiently provide high-speed digital services to end users over the large existing infrastructure of unconditioned copper wires. These services enable high-speed data transmission for applications such as T1/E1, high-speed Internet access, telecommuting, local and wide area networking and video conferencing.

         Our first product was PG-2, a two-channel digital subscriber carrier system, which was initially shipped in late 1989. In 1991, we undertook the development of our HiGain products, which were first shipped in June 1992. In June 1993, we introduced our Campus line of products, and in 1996, began shipping our PG-Flex product, a subscriber carrier system for delivering up to 32 voice channels over two pair of copper wires. In the first quarter of 1997, we commenced shipments of our PG-Plus and ETSI products. In 1999, we began shipping the Avidia System, a DSL access switch that enables CLECs and ILECS to deploy advanced data services, such as voice of DSL, Virtual private networks, business Internet access and video on demand.

         Revenues from HiGain products represented approximately 48% of our total revenues in 1999, and 59% and 67% of our total revenues in 1998 and 1997, respectively. Although revenues from sales of HiGain products are expected to continue to account for a substantial portion of our revenues for the foreseeable future, we believe that revenues from sales of our PG-Flex, PG-Plus, Avidia and other products will continue to increase as a percentage of total revenues in the future.

         Commencing in mid-1993, we began reducing the average selling prices of our HiGain products in an effort to increase market demand for our products and in anticipation of expected price competition. These reductions have been significant, representing reductions of then current prices averaging as much as 40% in 1999, 34% in 1998 and 16% in 1997. Although future effects of price competition and other competitive pressures inherent in our business are uncertain, we expect to continue to reduce the average selling prices of our HiGain and other products. Accordingly, our ability to maintain or increase revenues will depend in part upon our ability to increase unit sales volumes of existing products and to introduce and sell new products at rates sufficient to compensate for the reduced revenue effect of such continuing reductions in the average selling prices of our existing products. Declining average selling prices may also adversely affect gross margins on our existing products if we are unable to fully offset such reductions in average selling prices by reductions in our per unit costs through cost reduction resulting from engineering design changes, reduced prices for components, increased manufacturing efficiencies and increases in volume. However, there can be no assurance that we will be able to continue to increase unit sales volumes, introduce and sell new products or further reduce our per unit costs in the future.

RESULTS OF OPERATIONS

         The results of operations discussed below are comprised of two sections. The first section compares 1999 to 1998 for all items noted on the Consolidated Statements of Income contained in a separate section of this Annual Report on Form 10-K commencing on page F-1. The second section compares 1998 to 1997 for the same items.

         The following table sets forth, for the periods indicated, certain operating data as a percentage of total revenues.

                                                        YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
Revenues:
  Product sales                                       97%           97%         100%
  Royalty income and technology licensing fees         3             3           --
                                                     ---           ---          ---
Total revenues                                       100           100          100
Cost of revenues                                      62            52           51
                                                     ---           ---          ---
Gross profit                                          38            48           49

Operating expenses:
  Research and development                            20            13           11
  Selling and marketing                               15            11            8
  General and administrative                          10             5            4
  Merger expenses                                     --            --            1
                                                     ---           ---          ---
Total operating expenses                              45            29           24
                                                     ---           ---          ---
(Loss) income from operations                         (7)           19           25

Other income (loss):
  Interest and other income, net                       4             3            3
  Loss on long-term investments                       (1)           --           --
                                                     ---           ---          ---
(Loss) income before income taxes                     (4)           22           28
(Benefit from) provision for income taxes             (5)            8           11
                                                     ---           ---          ---
Net income                                             1%           14%          17%
                                                     ===           ===          ===

     1999 Compared to 1998

         REVENUES

         Revenues of $224.9 million in 1999 declined 21% compared with 1998 revenues of $283.1 million. Product revenues decreased 20% to $218.9 million in 1999 compared to $274.4 million in 1998, and royalty income and technology fees decreased to $5.9 million in 1999 versus $8.7 million in 1998. The decrease in product revenues was largely the result of a 35% decrease in revenues from sales of HiGain products. Unit shipments of HiGain products during 1999 were 2% higher than 1998 unit shipments, but average selling prices decreased 40%. In addition to the decline in HiGain revenue, 1999 revenues from sales of PG-Flex products declined 9% when compared to 1998. Unit shipments of PG-Flex products during 1999 were also 2% higher than 1998 unit shipments, but average selling prices decreased 13%. Revenues from 1999 sales of PG-Plus products increased 63% over the 1998. PG-Flex and PG-Plus revenues represented 24% of total revenues, up from 17% of total 1998 revenues. Revenues from sales of Campus products increased 9% in 1999 over 1998, despite a 27% decline in average selling prices. Revenues from sales of the Avidia products, newly introduced in 1999, were $4.0 million in 1999. We expect that PG-Flex, PG-Plus and Avidia revenues will continue to become a greater portion of total revenue in the future. Revenues from sales of PG-2 products decreased 41% in 1999 compared to 1998, primarily the result of decreased unit shipments. Unit shipments of PG-2 products decreased 40% and average selling prices decreased 2% in 1999. Much of the decline in revenues resulted from primary source HDSL contracts from two major customers being awarded to one of our competitors. Revenues from those two major customers declined 66% and 31%, respectively, in 1999 compared to 1998. We previously supplied the dominant share of HDSL product to these accounts. If we are unable to regain at least a portion of sales to these accounts in the future, or find other customers to replace them, a continued decline in HDSL revenues could have a material adverse effect on our future operating results.

         Revenues from royalty income and technology fees were primarily the result of the Falcon chip licensing agreement entered into during the first quarter of 1998, and consisted of $3.5 million in non-refundable royalties and $2.2 million in technology fees. An additional $200,000 in technology fees were unrelated to the Falcon agreement.

         Aggregate sales to local telephone companies affiliated with the RBOCs accounted for approximately 45% and 55% of our total revenues for 1999 and 1998, respectively. Revenue per average employee decreased to $287,000 in 1999, compared to $381,000 in 1998.

         GROSS PROFIT

         Gross profit represents total revenues for a period, including royalty income, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and warranty reserves. In 1999, our gross profit as a percentage of total revenues decreased to 38% from 48% in 1998. The decrease in gross margin percentage was largely the result of decreases in average selling prices, which were partially offset by our cost reduction. We continue to place emphasis on continuing cost reduction through engineering design changes, reduced prices for components, increased manufacturing efficiencies and increase in volume to offset declining average selling prices of our products. We expect that increased competition will continue to place downward pressure on average selling prices. To the extent that we are unable to offset these decreases with our cost reduction efforts, or to introduce and sell new products with higher gross product margins, we will continue to experience a decline in our gross margin.

         OPERATING EXPENSES

         Operating expenses increased 27% to $102.5 million in 1999 from $81.0 million in 1998. Included in 1999 operating expenses were $5.6 million of non-recurring charges related to settlement agreements. Excluding these charges, operating expenses were $96.9 million in 1999, a 20% increase over 1998. Nearly half of the increase in absolute operating expense levels related to research and development expenses and approximately one third of the increase related to selling and marketing expenses. We increased our relative spending in engineering and field sales support in 1999 in an effort to continue to develop and market new products and technologies. As a percentage of total revenues, operating expenses were 45% for 1999 and 29% for 1998. Excluding the non-recurring charges in 1999, operating expenses were 43% of total revenues.

         Research and development expense increased 21% to $45.3 million in 1999 from $37.6 million in 1998. Research and development expense was 20% of total revenues in 1999 compared to 13% in 1998. The increase in expenses was due in part to the addition of personnel for the development of new products, specifically, development programs for HDSL2 and megabit access products, including the Avidia System, and sustaining, enhancement and cost reduction programs for HiGain, PG-Flex, PG-Plus and Campus products. The remainder of the increases consisted of outside development consulting fees and costs for prototype materials and other costs specific to achieving new product approval for the HDSL2 and Avidia products.

         Selling and marketing expense increased 16% to $35.0 million in 1999 from $30.1 million in 1998. The increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses. This was offset by a decrease in advertising, trade show and other promotional expenses. Costs related to the expansion of our presence in the international market increased 16% over the prior year. Selling and marketing expense as a percentage of total revenues was 15% in 1999 and 11% in 1998.

         General and administrative expense increased 66% to $22.1 million in 1999 from $13.3 million in 1998. Included in 1999 expenses were $5.6 million of non-recurring charges related to settlement agreements (see below). Excluding these charges, general and administrative expense was $16.5 million, a 24% increase over the prior year. Increased salary and related expenses made up half of the increase over the prior year. The remainder of the increase was comprised of fees for outside services related to the upgrade of our software systems and Year 2000 compliance project, and increased professional fees, offset by a reduction in legal fees. General and administrative expense as a percentage of total revenues was 10% in 1999 compared to 5% in 1998. Excluding the non-recurring charges, general and administrative expense was 7% of total revenues in 1999.

         Non-Recurring Charges Related to Settlement Agreements

         Included in 1999 general and administrative expense were $5.6 million of non-recurring charges related to settlement agreements. These charges consist of the following:

         In May 1999, we reached an agreement with Harris Corporation ("Harris") to settle and dismiss a lawsuit brought by Harris against us in April 1998. Under the terms of the settlement, in order to avoid further litigation and controversy, we agreed to pay the sum of $1.5 million to Harris and both parties agreed to dismiss their actions with prejudice. The impact of the settlement was recorded in our financial statements during the quarter ended June 30, 1999.

         On September 2, 1999, we announced a tentative agreement with the U.S. Attorney's office for failing to implement a system of internal accounting controls and to maintain accurate books and records. The agreement with the U.S. Attorney's office was finalized on November 8, 1999. In addition to the agreement reached with the U.S. Attorney's office, PairGain, our Chairman and our then Chief Financial Officer also reached a settlement with the SEC. These agreements relate to the 1995 loss of $15.8 million of our funds through our former money manager, S. Jay Goldinger, and his firm, Capital Insight, Inc., the disclosures of such investments and the disclosure of the loss incurred. Based upon these settlements, we paid $1.4 million for fines and reimbursement of the government's cost of investigation.
         In addition, we accrued $200,000 for other costs and expenses associated with the settlement. The impact of the settlement was recorded in our financial statements during the quarter ended September 30, 1999.

         In November 1999, we announced our decision to sell our microelectronics engineering group. In this regard, we signed a Mutual Release and Settlement Agreement with a third party to terminate a Memorandum of Understanding between the two companies for a joint technology development. In consideration of the settlement, we agreed to pay up to $3.5 million to the other party. Of that amount, $2.5 million was paid in November 1999 and was recorded in general and administrative expense for the year ended December 31, 1999. The additional payment of $1.0 million became due upon the signing of the agreement to sell the microelectronics engineering group, which occurred on February 24, 2000.

         (LOSS) INCOME FROM OPERATIONS

         As a result of the above, loss from operations for 1999 was $16.1 million compared to income of $55.5 million in 1998. As a percentage of revenues, loss from operations was 7% in 1999. Income from operations was 19% of revenues in 1998. Excluding the non-recurring settlement charges, loss from operations was $10.5 million or 5% of revenues in 1999.

         INTEREST AND OTHER INCOME, NET

         Interest and other income of $9.1 million in 1999 was consistent with interest and other income in 1998 of $9.0 million.

         LOSS ON LONG-TERM INVESTMENTS

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

         (BENEFIT FROM) PROVISION FOR INCOME TAXES

         For the year ended December 31, 1999, we recorded a tax benefit of $10.9 million. Included in that amount was a $5.5 million tax benefit from the recognition of previously incurred capital loss carryforwards and the reversal of valuation allowances on certain deferred tax assets. The majority of the benefit related to a capital loss incurred in 1995, which had previously been unrecognized due to the uncertainty of generating capital gains under our current investment policies. Due to our divestiture of our microelectronics engineering group in the first quarter of 2000, the realization of these capital losses is now assured. Our provision for income taxes in 1998 was $23.6 million, an effective tax rate of 37%.

         NET INCOME AND EARNINGS PER SHARE

         Net income for the year ended December 31, 1999 was $2.4 million compared to $39.5 million for the year ended December 31, 1998. Basic earnings per share for 1999 were $0.03 per share compared to $0.56 per share for 1998.

         The weighted average number of common shares outstanding were 71.0 million for 1999 and 70.2 million for 1998. This increase in common shares outstanding was attributable to the exercise of stock options and warrants and the issuance of shares under the Employee Stock Purchase Plan, offset by the repurchase of shares during 1999 under the Employee Incentive Stock Option/Stock Issuance Plan and the Share Buyback Plan.

         Diluted earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.03 per share in 1999 compared to $0.53 per share in 1998. The weighted average number of common and common equivalent shares outstanding was 75.7 million in 1999 and 74.8 million in 1998.

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

         Aggregate sales to local telephone companies affiliated with the RBOCs accounted for approximately 55% and 58% of our total revenues for 1998 and 1997, respectively. Revenue per average employee decreased to $381,000 in 1998, compared to $432,000 in 1997.

         As reported in Form 10-Q for the quarter ended September 30, 1998, a large customer awarded a primary source HDSL contract to one of our competitors during the fourth quarter of 1998. We previously supplied the dominant share of HDSL product to this account. This will result in a decline in HDSL revenue sold to this account. This decline could have a material adverse effect on our future operating results.

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

         Selling and marketing expense increased 32% to $30.1 million in 1998 from $22.8 million in 1997. The increase in expense levels was primarily due to the addition of personnel and the associated increase in salaries, benefits and travel expenses, and additional advertising, trade show and other promotional expenditures designed to market our new products and technology. In addition, costs related to the expansion of our presence in the international market increased 30% over the prior year. We anticipate higher selling and marketing spending levels in the future in order to maintain our leadership position in the DSL market and to secure market share in the subscriber and megabit access markets. Selling and marketing expense as a percentage of total revenues was 11% in 1998 and 8% in 1997.

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

         LOSS ON LONG-TERM INVESTMENTS

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

         Diluted earnings per share, which take into account the dilutive effects of common stock options and warrants, were $0.53 per share in 1998 compared to $0.63 per share in 1997. Excluding merger expenses, dilutive earnings per share were $0.67 per share in 1997. The weighted average number of common and common equivalent shares outstanding was 74.8 million in 1998 and
75.2 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had $191.6 million in cash, cash equivalents and short-term investments and $259.6 million in working capital, compared to $233.9 million in cash, cash equivalents and short-term investments and $257.7 million in working capital in 1998. These figures represent a decrease of $42.3 million in cash, cash equivalents and short-term investments and an increase of $1.9 million in working capital over December 31, 1998. The decrease in cash, cash equivalents and short-term investments was primarily attributable to cash used in operations of $16.9 million, capital expenditures of $17.5 million, long-term investments of $6.4 million, the issuance of a $2.0 million note receivable and $7.5 million for the repurchase of shares in 1999 under the Employee Incentive Stock Option/Stock Issuance Plan and the Share Buyback Plan. These uses of cash were offset by proceeds from the issuance of Common Stock resulting from exercises of options and warrants and Common Stock sold under the Employee Stock Purchase Plan of $9.7 million and the assumption of a note for $1.8 million related to the purchase of our headquarters facilities. In 1998, we had cash flow from operations of $70.3 million offset by capital expenditures of $10.6 million and the net effect of cash generated from the issuance of Common Stock resulting from exercises of options and warrants and Common Stock sold under the Employee Stock Purchase Plan of $6.8 million, less $8.0 million for the repurchase of shares in 1998 under the Employee Incentive Stock Option/Stock Issuance Plan, the Employee Stock Purchase Plan and the Share Buyback Plan.

         Accounts receivable increased to $28.9 million at December 31, 1999, compared to $20.2 million at December 31, 1998. The increase in accounts receivable at December 31, 1999 was primarily due to a greater proportion of shipments for the fourth quarter of 1999 occurring in December. In the fourth quarter of 1998, the greater proportion of shipments occurred in October. Gross inventories remained relatively flat, decreasing $115,000 to $51.6 million at December 31, 1999 compared to $51.7 million at December 31, 1998. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased to $11.3 million at December 31, 1999 compared to $17.4 million at December 31, 1998. The decrease in these reserves resulted primarily from the write-off of obsolete and surplus inventories of $5.1 million, loss on the sale of excess component inventories of $318,000 and a reduction of $643,000 on the amount of reserve required. Our net inventory turns were 3.4 times in 1999 compared to 4.3 times in 1998.

         Capital expenditures were $17.5 million, $10.6 million, and $13.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Included in 1999 expenditures was $4.5 million of software and equipment purchased to upgrade our information system capabilities, including $906,000 in software development costs capitalized under the provisions of AICPA Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software and equipment purchased to upgrade our information system capabilities in 1998 and 1997 were $5.8 million and $3.5 million, respectively. Included in 1998 expenditures was $2.2 million in software development costs capitalized under SOP 98-1.

         During the second quarter of 1999, we purchased our Tustin, California headquarters facility for $4.9 million. The purchase was paid with $3.1 million in cash and assumption of a $1.8 million note. The note bears interest at 8.25% and is due December 1, 2005. Additional expenditures in 1999 included expenditures for test equipment of $4.8 million, $1.2 million in leasehold improvements to a new 41,000 square foot facility located near our headquarters facility that replaced a previous facility we vacated in the third quarter of 1999, and $965,000 for leasehold improvements to a new 40,000 square foot facility for our research and development office in Raleigh, North Carolina. The lease for the old facility in Raleigh was terminated without penalty once we took occupancy of the new facility in the third quarter of 1999.

         On January 21, 2000, we signed a definitive agreement with GlobeSpan for GlobeSpan to purchase the Company's microelectronics engineering group. The purchase price was a combination of 3,243,591 shares of GlobeSpan common stock (adjusted to reflect a three-for-one stock split as of February 29, 2000) and a $90.0 million subordinated convertible promissory note. The sale of the microelectronics engineering group to GlobeSpan closed on February 24, 2000. Based upon the closing sale price on The Nasdaq Stock MarketSM on February 24, 2000, the value of stock we received was approximately $255.7 million. See Note 17 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

         On March 1, 2000, PairGain, through our wholly-owned subsidiary, PairGain Canada, Inc., a Canadian corporation, entered into an Asset Purchase Agreement with ABL Canada Inc., a Canadian corporation ("ABL"), under which we agreed to purchase certain of ABL's assets, operations and business related to ABL's SONET Multiplexing and Access Products. Under the Agreement, we agreed to pay an aggregate of $10.4 million for the assets, which was paid on March 8, 2000 when the transaction closed. See Note 17 of Notes to the Consolidated Financial Statements contained in a separate section of this Annual Report on Form 10-K commencing on page F-1.

         In July 1999, we made a minority investment in @Link Communications ("@Link"), a Wisconsin-based Competitive Local Exchange Carrier (CLEC) which provides xDSL-based data communications networking services for businesses, internet service providers and network integrators. We purchased 3,874,416 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $833,000. In December 1999, we purchased an additional 2,582,944 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $556,000. We have committed to purchase an additional 5,165,888 shares for an aggregate of $1.1 million during 2000.

         In December 1999, we issued a note to Analog and Digital Devices Telecommunications, Inc. ("ADDT"), a California-based company that manufactures devices used in customer premises equipment. We issued ADDT a $2.0 million secured promissory note which bears interest at prime (8.5% at December 31, 1999). We received a warrant for the right to purchase up to 7.5% of ADDT shares for $2.0 million. We have committed to lend ADDT an additional $2.0 million on April 1, 2000. At that time, we will receive a warrant for the right to purchase an additional 7.5% of ADDT shares. The note is to be repaid between January 1, 2002 and December 16, 2004.

         In March 1999, we made a minority investment in ANDA Networks, Inc., a California-based private company which develops next generation access systems. We purchased 2,500,000 shares of ANDA's Series C Preferred Stock for an aggregate of $5.0 million.

         On October 14, 1998 we announced that our Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of our outstanding common shares. As of December 31, 1999, we had repurchased 1,400,000 shares at a cost of approximately $10.9 million. On February 20, 2000, our Board of Directors adopted a resolution to rescind the plan to repurchase shares of outstanding Common Stock in connection with the ADC Merger Agreement.

         In July 1998, the Employee Stock Option Plan was amended to include an automatic share increase feature which allowed us to repurchase shares on the open market with cash proceeds received from the exercise of options under the Option Plan. As of December 31, 1999, we had repurchased 391,400 shares at a cost of approximately $4.2 million.

         We maintain an unsecured line of credit with a bank. The line allows maximum borrowings of $5.0 million, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.50% at December 31, 1999). At December 31, 1999, we had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. We were in compliance with the financial and other covenants at December 31, 1999. The agreement expires May 1, 2000.

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

YEAR 2000 READINESS DISCLOSURE

         Many of the world's computer systems historically recorded years in a two-digit format. Such computer systems would not be able to properly interpret dates beyond the year 1999, which could have lead to business disruptions globally (the "Year 2000 Issue"). PairGain implemented a Year 2000 Project (the "Project") to address and correct Year 2000 compliance issues with regard to our operating systems and the readiness of our products, customer and suppliers. The Project was composed of several phases which were designed to make sure that we did not encounter any material adverse effects related to the Year 2000 Issue.

         To test our products' compliance, we adopted BellCore GR-2945-CORE, Issue 1 standard for definition of "Year 2000 Compliant" products as the majority of our products are sold to Bell operating companies. To date, all PairGain products tested have been Year 2000 compliant without modification. If any products are subsequently determined not to be compliant, we have pledged to immediately notify all customers who have purchased any of the non-compliant products and to upgrade or replace any of the installed, non-compliant products in accordance with our standard warranty policy, regardless of whether the equipment is still in the warranty period. Our internal operating systems have also been assessed as being Year 2000 compliant. No material complications occurred once we reached the Year 2000 in January.

         The total cost to address our Year 2000 Issue has not been material to our financial condition. We used both internal and external resources to reprogram, or replace, and test our software for Year 2000 modifications. Excluding internal costs (which were not tracked separately), we budgeted approximately $1.1 million for activities specific to the Year 2000 compliance of our information systems. An additional $5.0 million was budgeted for various other upgrades to software and hardware related to operational functionality which also made those systems Year 2000 compliant. Purchased hardware and software was capitalized in accordance with our standard capitalization policy. All other costs related to the project were expensed as incurred. Budgeted amounts were spent during 1998 and 1999 but were not incurred equally over all phases of the Project. As of December 31, 1999 we had spent approximately $5.6 million of these budgeted amounts. These costs were funded through operating cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 1999, we had an investment portfolio of fixed income securities, including those classified as cash equivalents, of $184.1 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

         A sensitivity analysis was performed on our investment portfolio as of December 31, 1999. This sensitivity analysis is based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, plus 100 or plus 150 basis points over a 12-month time horizon. The market value changes for a 50, 100 or 150 basis point increase in short-term treasury security yields were not material due to the overall short-term maturity of our portfolio. As of December 31, 1999, the weighted average maturity of our portfolio is 233 days.

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

     SUPPLEMENTARY FINANCIAL DATA

                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                        ------------------------------------------------------------------
                                        MARCH 31,          JUNE 30,        SEPTEMBER 30,      DECEMBER 31,
                                        ---------         ---------        -------------      ------------
                                                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1999

 Revenues                               $  60,896         $  61,171          $  51,193          $  51,615
 Gross profit                              25,510            25,348             17,770             17,784
 Income  (loss) from operations             3,911             1,474            (10,645)           (10,805)
 Net income (loss)(1)                       4,186             1,050             (4,162)             1,349

 Earnings per common share
   Basic                                $    0.06         $    0.01          $   (0.06)         $    0.02
   Diluted                              $    0.06         $    0.01          $   (0.06)         $    0.02
 Average shares outstanding
   Basic                                   70,351            71,010             71,141             71,475
   Diluted                                 74,491            75,549             71,141             76,482

                                                           FOR THE THREE MONTHS ENDED
                                       --------------------------------------------------------------------
                                         MARCH 31,         JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                        ---------         ---------         -------------      ------------
                                                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1998

 Revenues                               $  72,619         $  73,416          $  76,386          $  60,679
 Gross profit                              36,885            37,283             36,866             25,497
 Income from operations                    17,061            16,406             16,802              5,267
 Net income                                12,162            11,752             11,986              3,599

 Earnings per common share
   Basic                                $    0.17         $    0.17          $    0.17          $    0.05
   Diluted                              $    0.16         $    0.16          $    0.16          $    0.05
 Average shares outstanding
   Basic                                   69,543            70,120             70,589             70,682
   Diluted                                 75,203            75,111             74,632             74,257

-----------------
(1) Included in the fourth quarter of 1999 was a $5.5 million tax benefit from the recognition of previously incurred capital loss carryforwards and the reversal of valuation allowances on certain deferred tax assets. The majority of the benefit related to a capital loss incurred in 1995, which had previously been unrecognized due to the uncertainty of generating capital gains under the Company's current investment policies. Due to the Company's divestiture of its microelectronics engineering group in the first quarter of 2000, the realization of these capital losses is now assured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning PairGain's Executive Officers and Directors.


       NAME                   AGE                           POSITION
-----------------             ---         -----------------------------------------------------------
Charles S. Strauch (1)         64         Chairman of the Board
Michael Pascoe (1)             47         Chief Executive Officer, President and Director
Howard S. Flagg                45         Executive Vice President, Business Development and Director
Charles W. McBrayer (2)        51         Executive Vice President
Robert R. Price (2)            47         Senior Vice President, Chief Financial Officer and Secretary
Dennis Young                   57         Executive Vice President, Business Units
Benedict A. Itri (3)           46         Director
Howard G. Bubb (4)             45         Director
Robert C. Hawk (4)             60         Director
Robert A. Hoff (5)             47         Director
B. Allen Lay (4) (5)           65         Director

------------------------
(1) Through January 11, 1999, Mr. Strauch had the additional title of Chief Executive Officer. On January 11, 1999, Mr. Pascoe was appointed Chief Executive Officer and President.

(2) During 1999 and through January 9, 2000, Mr. McBrayer had the additional title of Executive Vice President, Chief Financial Officer and Secretary. On January 10, 2000, Mr. McBrayer announced his March 31, 2000 retirement and Robert R. Price was appointed Senior Vice President, Chief Financial Officer and Secretary.

(3) During 1999 and through February 23, 2000, Mr. Itri had the additional title of Executive Vice President, Chief Technical Officer. On February 24, 2000, in conjunction with the Agreement with GlobeSpan, Inc. Mr. Itri tendered his resignation as an officer of PairGain. Mr. Itri retained the position as a PairGain director.

(4)  Member of the Audit Committee

(5)  Member of the Compensation Committee

         Mr. Strauch became a PairGain director in October 1991 and has been Chairman of our Board of Directors since November 1991. Mr. Strauch served as our Chief Executive Officer from April 1992 until January 1999. Prior to his employment with PairGain, Mr. Strauch held executive management positions and directorships with various publicly traded companies including Chief Executive Officer of MSI Data Corporation, a manufacturer of hand-held data collection devices (AMEX); Chief Executive Officer of Magnuson Computer Systems, a manufacturer of main frame computers (Nasdaq); and President/Chief Operating Officer of Memorex, a manufacturer of computer peripherals (NYSE). Mr. Strauch has also held several directorships including Symbol Technologies, EECO Inc. and BMC Industries.

         Mr. Pascoe joined PairGain as a part-time employee in December 1998 and was appointed Chief Executive Officer, President and a member of the Board of Directors on January 11, 1999. Mr. Pascoe was employed by Newbridge Networks from 1986 to 1998, where his most recent position was President, Newbridge Networks - US and Executive Vice President, North and South America. Mr. Pascoe has also held senior sales, marketing and technical management positions at Rockwell Telcom, MiTel and Nortel/Bell Northern Research.

         Mr. Flagg, a PairGain founder, was named Executive Vice President, Business Development in January 1999, and has been a PairGain director since November 1991. He served as President from November 1991 to December 1998, as Chief Executive Officer from November 1991 to April 1992 and as Vice President, Research and Development from February 1988 to November 1991. Prior to founding PairGain, Mr. Flagg founded and served as a principal of Advanced Telecommunications, Inc., an aerospace telecommunications consulting firm.

         Mr. Itri, a PairGain founder, was Executive Vice President, Chief Technical Officer from April 1996 until February 24, 2000, when he tendered his resignation in conjunction with the Agreement with GlobeSpan, Inc. Mr. Itri retained the position as a PairGain director. Previously, Mr. Itri was Vice President, Engineering of PairGain since its inception in February 1988 and has been a PairGain director since November 1991. Prior to founding PairGain, Mr. Itri founded and served as a principal of Advanced Telecommunications, Inc.

         Mr. McBrayer announced his March 31, 2000 retirement from his position as PairGain's Executive Vice President and Chief Financial Officer on January 10, 2000, a position he held since April 1999. Mr. McBrayer joined PairGain in March 1995 as Vice President, Finance and Administration and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in February 1998. Mr. McBrayer served as Vice President, Finance and Chief Financial Officer for Triconex Corporation, a publicly held corporation (Nasdaq), from 1986 to March 1995 and was named to the Board of Directors of Triconex in January 1994.

         Mr. Price was appointed Senior Vice President, Chief Financial Officer on January 10, 2000. Mr. Price joined PairGain in September 1995 as Corporate Controller and was promoted to Vice President & Corporate Controller in January 1998. Mr. Price was Corporate Controller for Triconex Corporation, a publicly held corporation (Nasdaq), from 1992 until he joined PairGain in 1995. Prior to Triconex, Mr. Price held financial management positions at both public and privately-held companies.

         Mr. Young was named Executive Vice President, Business Units in May 1999. Mr. Young joined PairGain in September 1993 as Director, European Operations. Mr. Young assumed the position of Vice President, Operations in December 1994 and was Senior Vice President, Operations and Business Units from February 1998 until May 1999. From 1985 to 1993, Mr. Young served as Managing Director of Talley (UK) Ltd. and EECO (UK) Ltd. These companies designed, manufactured and marketed both consumer and industrial products throughout the United Kingdom, Europe and certain world markets.

         Mr. Bubb became a PairGain director in December 1997. Mr. Bubb has been President of Dialogic and Vice President of Intel Communications Product Group since Dialogic's acquisition in July 1999. Mr. Bubb was President and CEO of Dialogic Corporation from June 1993 until July 1999. From July 1991 through June 1993, Mr. Bubb was an Executive Vice President of Dialogic. Mr. Bubb has served as director for Dialogic since 1994. Mr. Bubb joined Dialogic from Telenova's Lexar subsidiary where he was senior vice president and general manager. Mr. Bubb also held senior management positions at United Technologies, Memorex and Telex corporations.

         Mr. Hawk became a PairGain director in November 1992. Mr. Hawk is President of Hawk Communications and retired as President and CEO of U S WEST Multimedia Communications, Inc. From 1988 until 1996, Mr. Hawk served as President of the Carrier Division of U S WEST Communications, Inc. Prior to that time, Mr. Hawk served as Vice President, Marketing and Strategic Planning for CXC Corporation and as Director, Advanced Systems Development for AT&T/American Bell. Mr. Hawk also serves as a director of Covad Communications Group, Inc. (Nasdaq), Concord Communications (Nasdaq), Efficient Networks, Inc. (Nasdaq) and Com21 Incorporated (Nasdaq).

         Mr. Hoff became a PairGain director in February 1989. Mr. Hoff has been a general partner of Crosspoint Venture Partners, a private venture capital investment company, since September 1983. Mr. Hoff also serves as a director of privately-held Sonoma Systems and publicly-held Efficient Networks, Inc. (Nasdaq) and Com21 Incorporated (Nasdaq).

         Mr. Lay became a PairGain director in February 1989. Mr. Lay has been a general partner of Southern California Ventures, a private venture capital investment partnership, since May 1983. Mr. Lay serves as a director of privately-held Physical Optics Corporation and Waveband, Inc. and of publicly-held ViaSat, Inc. (Nasdaq).

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires PairGain's officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. They are further required by SEC Regulation to furnish us with copies of all reports filed pursuant to Section 16(a).

         Based solely on our review of copies of such reports we received, or written representations of certain reporting persons, we believe that, during 1999, all filing requirements applicable to our executive officers, directors and greater than ten percent stockholders were complied with, with the following exceptions:

         o Mr. Flagg filed an amended Form 4 for May 1998 on December 10, 1999 to report a change in beneficial ownership of 10,000 shares of PairGain common stock;

         o Mr. Lay failed to timely file a Form 4 for the month of May 1999 with respect to a sale of 15,000 shares of PairGain common stock. Mr. Lay filed a Form 4 on June 28, 1999 reporting this sale; and

         o Mr. Pascoe filed a Form 5 on February 14, 2000 to report the receipt of a stock option grant dated as of December 16, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     SUMMARY OF CASH AND OTHER COMPENSATION

         The following table provides certain summary information concerning the compensation earned by PairGain's Chief Executive Officer, former Chief Executive Officer and each of our four additional most highly compensated Executive Officers (the "Named Executive Officers") serving as such as of the end of the last fiscal year whose compensation for such year was in excess of $100,000 for services rendered in all capacities to PairGain and our subsidiaries for the 1999, 1998 and 1997 fiscal years.

                                     TABLE I

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                      ANNUAL COMPENSATION                           COMPENSATION
                               ------------------------------------------------------------------   --------------
                                                                                                      SECURITIES
          NAME AND                            SALARY($)                          OTHER ANNUAL         UNDERLYING
     PRINCIPAL POSITION          YEAR          (1)(2)         BONUS($)(2)      COMPENSATION($)(3)      OPTIONS(#)
------------------------------   ----         ---------       -----------      ------------------    -------------
Charles S. Strauch (4)           1999          224,615          51,896             169,305                   --
Chairman of the Board            1998          280,000              --              75,631               40,000
                                 1997          280,000          33,697                 500                   --

Michael Pascoe (4)               1999          353,500         121,875                  --                   --
Chief Executive Officer and      1998            7,700              --                  --              450,000
 President                       1997               --              --                  --                   --

Howard S. Flagg                  1999          175,000          28,127              67,714               15,000
Executive Vice President,        1998          154,808              --              51,833               25,000
 Business Development            1997          144,231          17,357              11,610                   --

Benedict A. Itri (5)             1999          170,000          27,192              36,743                   --
Director                         1998          149,808              --              53,459               25,000
                                 1997          139,231          16,756              31,339                   --

Charles W. McBrayer (6) (7)      1999          192,692          28,904              42,719               20,000
 Executive Vice President        1998          157,885              --              16,019              130,334
                                 1997          145,385          17,496                 514                8,000

Dennis Young (8)                 1999          186,538          36,174                  --               20,000
Executive Vice President,        1998          146,346              --                 500               36,000
 Business Units                  1997          125,385          15,089                  --                8,000

--------------------
(1) Includes amounts deferred pursuant to PairGain's 401(k) Plan, where applicable.

(2) Includes amounts deferred pursuant to PairGain's Management Deferred Compensation Plan. Specific amounts earned but deferred for each Named Executive Officer follow.

                             1999 ($)     1998 ($)    1997 ($)
                             --------     --------    --------

       Mr. Strauch            50,257      140,000     282,232
       Mr. Pascoe                 --           --          --
       Mr. Flagg                  --       92,885      86,538
       Mr. Itri              178,614      144,818     151,026
       Mr. McBrayer           20,940       47,366      48,864
       Mr. Young                  --           --          --


(3) Other Annual Compensation includes the excess earnings accrued for each fiscal year on the account balances under the Management Deferred Compensation Plan. A breakdown of Other Annual Compensation for the Named Executive Officers follows.

                                                                                   EXCESS EARNINGS
                                                               CASH IN LIEU          ON DEFERRED
                                             401(K)              OF 401(K)           COMPENSATION
           NAME              YEAR        CONTRIBUTION ($)      CONTRIBUTION($)         ACCOUNTS
       -----------           ----        ----------------      ---------------     ---------------
       Mr. Strauch           1999            1,000                     --               156,720
                             1998            1,000                     --                74,631
                             1997              500                     --                    --

       Mr. Pascoe            1999               --                     --                    --
                             1998               --                     --                    --
                             1997               --                     --                    --

       Mr. Flagg             1999            1,000                     --                61,276
                             1998            1,000                     --                50,833
                             1997              500                     --                11,110

       Mr. Itri              1999               --                     --                24,498
                             1998               --                    500                52,959
                             1997               --                     --                31,339

       Mr. McBrayer          1999            1,000                     --                39,012
                             1998            1,000                     --                15,019
                             1997              500                     --                    14

       Mr. Young             1999               --                     --                    --
                             1998               --                    500                    --
                             1997               --                     --                    --

       401(k) Contribution is the amount of the matching contribution made by PairGain the Named Executive Officer's 401(k) account.

       Cash in lieu of 401(k) Contribution is a one-time bonus paid company-wide to those not in the 401(k) Plan during 1998.

       Excess Earnings on Deferred Compensation Accounts are the excess earnings accrued for each fiscal year on the account balances under the Management Deferred Compensation Plan in excess of 120% of the applicable federal rate in effect at the start of each such fiscal year.

(4) Through January 11, 1999, Mr. Strauch had the additional title of Chief Executive Officer. On January 11, 1999, Mr. Pascoe was appointed Chief Executive Officer and President.

(5) During 1999 and through February 23, 2000, Mr. Itri had the additional title of Executive Vice President, Chief Technical Officer. On February 24, 2000, in conjunction with the Agreement with GlobeSpan, Inc. Mr. Itri tendered his resignation as an officer of PairGain. Mr. Itri retained the position as a PairGain director.

(6) During 1999 and through January 9, 2000, Mr. McBrayer had the additional title of Executive Vice President, Chief Financial Officer and Secretary. On January 10, 2000, Mr. McBrayer announced his March 31, 2000 retirement and Robert R. Price was appointed Senior Vice President, Chief Financial Officer and Secretary.

(7) 1998 grants to Mr. McBrayer include 20,000 option shares granted in 1998, plus 110,334 option shares granted under repricing programs to replace shares previously granted at higher exercise prices.

(8) 1998 grants to Mr. Young include 20,000 option shares granted in 1998, plus 16,000 option shares granted under repricing programs to replace shares previously granted at higher exercise prices.

       MANAGEMENT DEFERRED COMPENSATION PLAN

         The Management Deferred Compensation Plan was established January 1, 1996 to provide a tax deferred capital accumulation opportunity to senior management and other key employees through deferrals of salary, commission and incentive compensation awards. Any employee whose annual base salary is $100,000 or greater is eligible to participate. Up to 100% of annual base salary, commission and/or annual incentive income may be deferred. The minimum election amount is $5,000 which can be satisfied from salary, commission, and/or incentive compensation. Deferral elections can be changed annually before the beginning of the next plan year. Deferrals may be invested in one or more of certain selected investment funds. Investment elections may be changed quarterly. PairGain may make discretionary contributions at any time, but all contributions must be approved by the Compensation Committee of the Board of Directors. All deferrals are 100% vested at the time of the contribution, however, any company contributions would be subject to a vesting schedule. PairGain made no contributions or provisions for contributions to this Plan in 1999, 1998 or 1997.

Amounts owed as of December 31, 1999 under the Management Deferred Compensation Plan for the Named Executive Officers is as follows:


                           NAME AND PRINCIPAL POSITION                                  $
         ---------------------------------------------------------------           ---------
         Charles S. Strauch, Chairman of the Board (1)                               967,025
         Michael Pascoe, Chief Executive Officer and President (1)                        --
         Howard S. Flagg, Executive Vice President, Business Development             438,374
         Benedict A. Itri, Director (2)                                              911,604
         Charles W. McBrayer, Executive Vice President (3)                           231,295
         Dennis Young, Executive Vice President, Business Units                           --

         All executive officers as a group (six persons)                           2,548,298

-------------------

(1) Through January 11, 1999, Mr. Strauch had the additional title of Chief Executive Officer. On January 11, 1999, Mr. Pascoe was appointed Chief Executive Officer and President.

(2) During 1999 and through February 23, 2000, Mr. Itri had the additional title of Executive Vice President, Chief Technical Officer. On February 24, 2000, in conjunction with the Agreement with GlobeSpan, Inc. Mr. Itri tendered his resignation as an officer of PairGain. Mr. Itri retained the position as a PairGain director.

(3) During 1999 and through January 9, 2000, Mr. McBrayer had the additional title of Executive Vice President, Chief Financial Officer and Secretary. On January 10, 2000, Mr. McBrayer announced his March 31, 2000 retirement and Robert R. Price was appointed Senior Vice President, Chief Financial Officer and Secretary.

     OPTION GRANTS

         The following table contains information concerning the grant of stock options made under PairGain's 1993 Plan for the fiscal year ended December 31, 1999 to the Named Executive Officers.

                                    TABLE II

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                              ----------------------------------------------------------    POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                 NO. OF                                                       ANNUAL RATES OF
                               SECURITIES     PERCENT OF                                        STOCK PRICE
                               UNDERLYING    TOTAL OPTIONS                                    APPRECIATION FOR
                                OPTIONS       GRANTED TO      EXERCISE OR                    OPTION TERM(S) (3)
                                GRANTED      EMPLOYEES IN     BASIC PRICE    EXPIRATION     ----------------------
       NAME                     (#) (1)          1999        ($/SHARE) (2)      DATE          5% ($)       10% ($)
 ----------------------        ----------    -------------   -------------   -----------    ------------ ---------
 Charles S. Strauch (4)              --           --               --            --             --           --

 Michael Pascoe (4)                  --           --               --            --             --           --

 Howard S. Flagg                 15,000           0.5            8.4375       08/09/09        79,594      201,708

 Benedict A. Itri (5)                --           --               --            --             --           --

 Charles W. McBrayer (6)         20,000           0.6            8.4375       08/09/09       106,126      268,944

 Dennis Young                    20,000           0.6            8.4375       08/09/09       106,126      268,944

 ------------------------
(1) All of the options were granted under PairGain's 1993 Plan. The option shares will vest in 48 equal monthly installments upon the completion of each month of service beginning one month after the date of grant. The options shares may be subject to accelerated vesting in connection with certain changes in control or ownership of PairGain. Each option will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with PairGain.

(2) The exercise price per share of the options granted represented the fair market value of the underlying shares of common stock on the dates the respective options were granted. The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date.

(3) There is no assurance provided to any executive officer or any other holder of PairGain's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.

(4) Through January 11, 1999, Mr. Strauch had the additional title of Chief Executive Officer. On January 11, 1999, Mr. Pascoe was appointed Chief Executive Officer and President.

(5) During 1999 and through February 23, 2000, Mr. Itri had the additional title of Executive Vice President, Chief Technical Officer. On February 24, 2000, in conjunction with the Agreement with GlobeSpan, Inc. Mr. Itri tendered his resignation as an officer of PairGain. Mr. Itri retained the position as a PairGain director.

(6) During 1999 and through January 9, 2000, Mr. McBrayer had the additional title of Executive Vice President, Chief Financial Officer and Secretary. On January 10, 2000, Mr. McBrayer announced his March 31, 2000 retirement and Robert R. Price was appointed Senior Vice President, Chief Financial Officer and Secretary.

         The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999 with respect to the Named Executive Officers. No stock appreciation rights were exercised by any such officer during such year and no stock appreciation rights were outstanding on December 31, 1999.

                                    TABLE III

 AGGREGATE OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                    NUMBER OF                  VALUE OF UNEXERCISED
                               NUMBER                         UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                             OF SHARES        VALUE             DECEMBER 31, 1999           DECEMBER 31, 1999 ($) (2)
                              ACQUIRED       REALIZED     ------------------------------- -------------------------------
           NAME             ON EXERCISE       ($)(1)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
 -------------------------- ------------- --------------- -------------- ---------------- -------------- ----------------
 Charles S. Strauch (3)        535,456        4,534,577        585,757         28,335        7,338,015       225,793

 Michael Pascoe(3)                  --               --        112,500        337,500          808,594     2,425,781

 Howard S. Flagg               176,608        2,004,549        524,032         31,460        6,776,712       220,186

 Benedict A. Itri(3)           151,612        1,284,185        575,902          4,590        7,287,758        36,576

 Charles W. McBrayer(3)        100,000          878,906         89,200        109,880          841,669       772,053

 Dennis Young                   15,000          143,438        179,744         39,336        1,531,547       264,490

 ---------------------
(1)  Based on the market price at the time of exercise less the exercise price.

(2) Based upon the closing selling price of $14.19 per share on the last day of the 1999 fiscal year, less the option exercise price payable per share.

(3) Through January 11, 1999, Mr. Strauch had the additional title of Chief Executive Officer. On January 11, 1999, Mr. Pascoe was appointed Chief Executive Officer and President.

(4) During 1999 and through February 23, 2000, Mr. Itri had the additional title of Executive Vice President, Chief Technical Officer. On February 24, 2000, in conjunction with the Agreement with GlobeSpan, Inc. Mr. Itri tendered his resignation as an officer of PairGain. Mr. Itri retained the position as a PairGain director.

(5) During 1999 and through January 9, 2000, Mr. McBrayer had the additional title of Executive Vice President, Chief Financial Officer and Secretary. On January 10, 2000, Mr. McBrayer announced his March 31, 2000 retirement and Robert R. Price was appointed Senior Vice President, Chief Financial Officer and Secretary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning the beneficial ownership of shares of PairGain's common stock by:

         o each beneficial owner of more than 5% of the outstanding shares of common stock;

         o  each PairGain director;

         o the Chief Executive Officer and the four most Highly compensated other Executive Officers; and

         o  by all PairGain directors and executive officers as a group.

         Except as otherwise noted, this information is presented as of February 25, 2000, and each beneficial owner listed has sole investment and voting power with respect to the common stock indicated.


NAME OF INDIVIDUAL                                                           SHARES          OPTIONS
   OR NUMBER OF                                                           BENEFICIALLY     EXERCISABLE        PERCENT
 PERSONS IN GROUP                 POSITION WITH PAIRGAIN                     OWNED       WITHIN 60 DAYS(1)   OF SHARES
---------------------             ----------------------                  ------------   ----------------    ----------
Howard G. Bubb                      Director                                      --         80,000              *

Robert C. Hawk                      Director                                      --         70,169              *

Robert A. Hoff                      Director                                  19,980        100,000              *

Benedict A. Itri (2)                Director                               1,049,747         17,189            1.5%

B. Allen Lay                        Director                                  85,676        100,000              *

Charles S. Strauch                  Chairman of the Board                    792,173        589,091            1.9%

Michael Pascoe                      Chief Executive Officer                       --        150,000              *
                                      and President

Howard S. Flagg                     Executive Vice President, Business       491,376        437,365            1.3%
                                      Development and Director

Charles W. McBrayer (3)             Executive Vice President                  39,764         91,130              *

Robert R. Price                     Senior Vice President,                       602         13,886              *
                                      Chief Financial Officer

Dennis Young                        Executive Vice President,                  2,415        184,578              *
                                      Business Units

All directors and executive                                                2,481,733      1,833,408            5.8%
 officers as a group
 (eleven persons)

-----------------------
(*)  Less than 1%

(1) Number of shares subject to options that are exercisable as of February 25, 2000 or within 60 days after that date.

(2) During 1999 and through February 23, 2000, Mr. Itri had the additional title of Executive Vice President, Chief Technical Officer. On February 24, 2000, in conjunction with the Agreement with GlobeSpan, Inc. Mr. Itri tendered his resignation as an officer of PairGain. Mr. Itri retained the position as a PairGain director.

(3) During 1999 and through January 9, 2000, Mr. McBrayer had the additional title of Executive Vice President, Chief Financial Officer and Secretary. On January 10, 2000, Mr. McBrayer announced his March 31, 2000 retirement and Robert R. Price was appointed Senior Vice President, Chief Financial Officer and Secretary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

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

         (2) FINANCIAL STATEMENT SCHEDULE:

         The following financial schedule for the years 1999, 1998 and 1997 is included in a separate section of this Annual Report on Form 10-K commencing on page S-1:

         Schedule II - Valuation and Qualifying Accounts.

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3) EXHIBITS:

         (q)2.1 Agreement and Plan of Merger, dated as of February 22, 2000, among ADC Telecommunications, Inc., Roman Acquisition Corp. and PairGain Technologies, Inc.

         (r)2.2 Asset Purchase Agreement, dated as of January 21, 2000, between GlobeSpan, Inc. and PairGain Technologies, Inc.

         (a)3.1 Certificate of Incorporation of Registrant, a Delaware corporation

         (g)3.2 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

         (i)3.3 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

         (a)3.4   Bylaws of Registrant, a Delaware corporation

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

         (k)10.46 Form of Stock Option Assumption Agreement pertaining to the Avidia Plan

         (l)10.47 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

         (m)10.48 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

         (n)10.49 Rights Agreement between PairGain Technologies, Inc. and U.S. Stock Transfer Corporation as Rights Agent, dated as of December 3, 1998

         (o)10.50 Form of Change in Control Agreement with Executive Officers and Other Key Employees

         (p)10.51 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan").

         (h)20.1 Notice to Company Shareholders of Hearing on Proposed Settlement of Derivative Action, Case No. 758117

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

(k) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-26643 on Form S-8, as filed with the Commission on May 7, 1997.

(l) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-33739 on Form S-8, as filed with the Commission on August 15, 1997.

(m) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-60067 on Form S-8, as filed with the Commission on July 28, 1998.

(n) Incorporated herein by reference to Exhibit number 1 to the Company's Registration Statement on Form 8-A, as filed with the Commission on December 15, 1998.

(o) Incorporated herein by reference to the same Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 29, 1999.

(p) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-81947 on Form S-8, as filed with the Commission on June 30, 1999.

(q) Incorporated herein by reference to the same Exhibit number to the Company's Current Report on Form 8-K ,as filed with the Commission on February 28, 2000.

(r) Incorporated herein by reference to Exhibit number 2.1 to the Company's Current Report on Form 8-K ,as filed with the Commission on March 10, 2000.

         (b) REPORTS ON FORM 8-K:

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

                                        PAIRGAIN TECHNOLOGIES, INC.

Date: March 17, 2000                    By:       /s/ MICHAEL PASCOE
                                           -------------------------------------
                                                      Michael Pascoe
                                                       (Registrant)
                                           Chief Executive Officer and President
                                                (Principal Executive Officer)


Date: March 17, 2000                    By:       /s/ ROBERT R. PRICE
                                            ------------------------------------
                                                      Robert R. Price
                                               Senior Vice President, Chief
                                                    Financial Officer
                                               (Principal Financial and Chief
                                                   Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                    Title                               Date
    --------------------------------------     -------------------------------                --------------
    /s/ CHARLES S. STRAUCH                     Chairman of the Board                          March 17, 2000
    --------------------------------------
    Charles S. Strauch

    /s/ MICHAEL PASCOE                         Chief Executive Officer,                       March 17, 2000
    --------------------------------------     President and Director
    Michael Pascoe

    /s/ HOWARD S. FLAGG                        Executive Vice President, Business             March 17, 2000
    --------------------------------------     Development and Director
    Howard S. Flagg

    /s/ ROBERT R. PRICE                        Senior Vice President,                         March 17, 2000
    --------------------------------------     Chief Financial Officer
    Robert R. Price

    /s/ HOWARD G. BUBB                         Director                                       March 17, 2000
    --------------------------------------
    Howard G. Bubb

    /s/ BENEDICT A. ITRI                       Director                                       March 17, 2000
    --------------------------------------
    Benedict A. Itri

    /s/ ROBERT C. HAWK                         Director                                       March 17, 2000
    --------------------------------------
    Robert C. Hawk

    /s/ ROBERT A. HOFF                         Director                                       March 17, 2000
    --------------------------------------
    Robert A. Hoff

    /s/ B. ALLEN LAY                           Director                                       March 17, 2000
    --------------------------------------
    B. Allen Lay

                           PAIRGAIN TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    CONTENTS


                                                                PAGE
                                                               ------

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
PairGain Technologies, Inc.
Tustin, California

We have audited the accompanying consolidated balance sheets of PairGain Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PairGain Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
February 24, 2000

                           PAIRGAIN TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                           ---------------------------
                                                              1999              1998
                                                           ---------         ---------
Current assets:
   Cash and cash equivalents                               $  86,522         $ 131,923
   Short-term investments (Note 4)                           105,050           102,011
   Accounts receivable, less allowance for doubtful
     accounts of $900 at both December 31,
     1999 and 1998                                            28,856            20,226
   Inventories (Note 5)                                       40,285            34,320
   Deferred tax assets (Note 9)                               17,884            13,249
   Other current assets                                       11,383             5,463
                                                           ---------         ---------
TOTAL CURRENT ASSETS                                         289,980           307,192
Property, plant and equipment, net (Note 6)                   26,522            19,482
Long-term investments (Note 7)                                 8,389             1,500
Other assets                                                     190               346
                                                           ---------         ---------
TOTAL ASSETS                                               $ 325,081         $ 328,520
                                                           =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                  $  11,267         $   6,358
   Accrued expenses (Note 8)                                  19,089            27,002
   Accrued income taxes (Note 9)                                  --            16,119
   Current portion of note payable (Note 10)                      33                --
                                                           ---------         ---------
TOTAL CURRENT LIABILITIES                                     30,389            49,479
Note payable, net of current portion (Note 10)                 1,735                --

COMMITMENTS AND CONTINGENCIES (NOTES 11, 16 AND 17)

Stockholders' equity (Notes 12 and 13):
Preferred stock, $.001 par value:
     Authorized shares -- 2,000,000
     Issued and outstanding shares -- None                        --                --
   Common stock, $.0005 par value:
     Authorized shares -- 175,000,000
     Issued and outstanding shares -- 71,779,523
       and 70,039,814 at December 31, 1999 and
       1998, respectively                                         36                35
   Additional paid-in-capital                                163,870           150,807
   Deferred compensation                                          --               (84)
   Accumulated other comprehensive loss (Note 15)             (2,156)             (501)
   Retained earnings                                         131,207           128,784
                                                           ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                   292,957           279,041
                                                           ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 325,081         $ 328,520
                                                           =========         =========

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                              1999                 1998                 1997
                                                          ------------         ------------         ------------
Revenues (Note 3):
   Product sales                                          $    218,932         $    274,377         $    282,117
   Royalty income and technology licensing fees                  5,943                8,723                  208
                                                          ------------         ------------         ------------

TOTAL REVENUES                                                 224,875              283,100              282,325

Cost of revenues                                               138,463              146,569              142,571
                                                          ------------         ------------         ------------

Gross profit                                                    86,412              136,531              139,754
                                                          ------------         ------------         ------------

Operating expenses:
   Research and development                                     45,334               37,576               31,982
   Selling and marketing                                        35,016               30,098               22,808
   General and administrative                                   22,127               13,321               10,583
   Merger expenses (Note 2)                                         --                   --                2,642
                                                          ------------         ------------         ------------

Total operating expenses                                       102,477               80,995               68,015
                                                          ------------         ------------         ------------

(LOSS) INCOME FROM OPERATIONS                                  (16,065)              55,536               71,739

Other income (loss):
   Interest and other income, net                                9,083                9,029                6,948
   Loss on long-term investments (Note 7)                       (1,500)              (1,500)                (744)
                                                          ------------         ------------         ------------

(Loss) income before income taxes                               (8,482)              63,065               77,943

(Benefit from) provision for income taxes (Note 9)             (10,905)              23,566               30,306
                                                          ------------         ------------         ------------

NET INCOME                                                $      2,423         $     39,499         $     47,637
                                                          ============         ============         ============

Per Share Data (Note 1):
   Earnings per common share
     Basic                                                $       0.03         $       0.56         $       0.70
                                                          ============         ============         ============
     Diluted                                              $       0.03         $       0.53         $       0.63
                                                          ============         ============         ============
   Weighted average shares outstanding
     Basic                                                  70,994,000           70,234,000           67,991,000
                                                          ============         ============         ============
     Diluted                                                75,668,000           74,802,000           75,225,000
                                                          ============         ============         ============

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                    1999            1998          1997
                                                                  -------         --------      --------
Net income                                                        $ 2,423         $ 39,499      $ 47,637
                                                                  -------         --------      --------
Other comprehensive (loss) income, net of tax:

 Foreign currency translation adjustments                            (974)            (441)         (427)
                                                                  -------         --------      --------

 Unrealized (losses) gains on securities:
   Unrealized holding (losses) gains arising during period           (681)             292           (34)
   Reclassification adjustment for (losses) gains
     included in net income                                            --               (7)           45
                                                                  -------         --------      --------
   Net unrealized (losses) gains on securities                       (681)             285            11
                                                                  -------         --------      --------

Other comprehensive (loss) income (Note 15)                        (1,655)            (156)         (416)
                                                                  -------         --------      --------

Comprehensive income                                              $   768         $ 39,343      $ 47,221
                                                                  =======         ========      ========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                           ACCUMULATED
                                            COMMON STOCK       ADDITIONAL                     OTHER                      TOTAL
                                       --------------------     PAID-IN      DEFERRED     COMPREHENSIVE  RETAINED    STOCKHOLDERS'
                                         SHARES      AMOUNT     CAPITAL     COMPENSATION   INCOME(LOSS)  EARNINGS       EQUITY
                                       ----------    ------    ----------   ------------  -------------  --------    -------------
BALANCE AT JANUARY 1, 1997             66,278,293     $33      $ 116,081       $(237)      $    71       $ 41,648      $ 157,596
  Exercise of common stock options      2,556,330       1          6,955          --            --             --          6,956
  Exercise of common stock warrants       131,168      --            495          --            --             --            495
  Issuance of common stock under
   Employee Stock Purchase Plan            57,922      --          1,059          --            --             --          1,059
  Tax benefits from exercise of
   common stock options                        --      --         22,114          --            --             --         22,114
  Amortization of deferred
   compensation                                --      --             --          76            --             --             76
  Other comprehensive loss (Note 15)           --      --             --          --          (416)            --           (416)
  Net income                                   --      --             --          --            --         47,637         47,637
                                       ----------     ---      ---------       -----       -------       --------      ---------
BALANCE AT DECEMBER 31, 1997           69,023,713      34        146,704        (161)         (345)        89,285        235,517
  Exercise of common stock options      1,907,226       1          4,520          --            --             --          4,521
  Exercise of common stock warrants        15,046      --             --          --            --             --             --
  Issuance of common stock under
   Employee Stock Purchase Plan           144,029      --          2,295          --            --             --          2,295
  Common stock repurchased
   (Notes 12 and 13)                   (1,050,200)     --         (7,999)         --            --             --         (7,999)
  Tax benefits from exercise of
   common stock options                        --      --          5,287          --            --             --          5,287
  Amortization of deferred
   compensation                                --      --             --          77            --             --             77
  Other comprehensive loss (Note 15)           --      --             --          --          (156)            --           (156)
  Net income                                   --      --             --          --            --         39,499         39,499
                                       ----------     ---      ---------       -----       -------       --------      ---------
BALANCE AT DECEMBER 31, 1998           70,039,814     $35      $ 150,807       $ (84)      $  (501)      $128,784      $ 279,041
  Exercise of common stock options      2,234,163       1          7,440          --            --             --          7,441
  Exercise of common stock warrants        10,384      --             --          --            --             --             --
  Issuance of common stock under
   Employee Stock Purchase Plan           265,162      --          2,261          --            --             --          2,261
  Common stock repurchased
   (Notes 12 and 13)                     (770,000)     --         (7,515)         --            --             --         (7,515)
  Tax benefits from exercise of
   Common stock options and warrants           --      --         10,877          --            --             --         10,877
  Amortization of deferred
   compensation                                --      --             --          84            --             --             84
  Other comprehensive loss (Note 15)           --      --             --          --        (1,655)            --         (1,655)
  Net income                                   --      --             --          --            --          2,423          2,423
                                       ----------     ---      ---------       -----       -------       --------      ---------
BALANCE AT DECEMBER 31, 1999           71,779,523     $36      $ 163,870       $  --       $(2,156)      $131,207      $ 292,957
                                       ==========     ===      =========       =====       =======       ========      =========

                 See notes to consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                     1999           1998            1997
                                                                  ---------       ---------       ---------
Cash flows from operating activities:
Net income                                                        $   2,423       $  39,499       $  47,637
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                    12,224          10,002           7,677
    Gains on sales of investments                                        --              --             (23)
    Provision for deferred taxes                                     (3,985)          2,011          (5,663)
    Loss on long-term investments                                     1,500           1,500             652
    Change in operating assets and liabilities:
       Accounts receivable                                           (8,595)         15,043         (11,541)
       Inventories                                                   (6,087)         (3,905)         (4,389)
       Other current assets                                          (5,931)         (1,805)           (872)
       Other assets                                                      67             102             (97)
       Trade accounts payable                                         2,230          (2,168)          2,188
       Accrued expenses                                              (5,170)          5,294           6,459
       Income taxes (Note 1)                                         (5,530)          4,767          24,273
                                                                  ---------       ---------       ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (16,854)         70,340          66,301
                                                                  ---------       ---------       ---------

Cash flows from investing activities:
Purchases of short-term investments                                 (71,614)       (120,986)        (81,034)
Proceeds from sales of short-term investments                        65,868          82,937          80,724
Purchase of property and equipment                                  (17,450)        (10,597)        (13,488)
(Issuance) repayment of note receivable                              (2,000)             --           2,600
Purchases of long-term investments                                   (6,389)             --              --
                                                                  ---------       ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                               (31,585)        (48,646)        (11,198)
                                                                  ---------       ---------       ---------

Cash flows from financing activities:
Payments for repurchase of common stock                              (7,515)         (7,999)             --
Proceeds from issuance of common stock                                9,702           6,816           8,510
Proceeds from note payable, net                                       1,768              --              --
                                                                  ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   3,955          (1,183)          8,510
                                                                  ---------       ---------       ---------

Effect of exchange rate changes on cash balances                       (917)           (190)           (427)
                                                                  ---------       ---------       ---------

(Decrease) increase in cash and cash equivalents                    (45,401)         20,321          63,186
Cash and cash equivalents at beginning of year                      131,923         111,602          48,416
                                                                  ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  86,522       $ 131,923       $ 111,602
                                                                  =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                 $   7,864       $  18,999       $  12,719
                                                                  =========       =========       =========
Income tax refunds received                                       $   6,094       $   2,202       $   1,055
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments included on its balance sheets at December 31, 1999 and December 31, 1998. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

                           PAIRGAIN TECHNOLOGIES, INC.

COMPREHENSIVE INCOME

         Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company has included Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997. See Note 15 for further discussion.

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

LONG-TERM INVESTMENTS

         The Company accounts for long-term investments using the cost method. However, when it is determined that an investment is permanently impaired, the Company records an impairment adjustment.

WARRANTY RESERVE

         The Company accrues warranty reserves, which are charged against cost of goods sold, based upon historical rates and estimated future costs.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns which historically have been insignificant. Royalty income and technology fees are recognized when earned pursuant to development milestones. Advance payments are classified as deferred revenue.

                           PAIRGAIN TECHNOLOGIES, INC.

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

         The following table reconciles the weighted average shares outstanding for basic and diluted earnings per share for the periods presented.

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1999           1998           1997
                                                           --------       --------       --------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net income                                                 $  2,423       $ 39,499       $ 47,637
                                                           ========       ========       ========
Basic earnings per common share:

   Weighted average of common shares outstanding             70,994         70,234         67,991
                                                           ========       ========       ========
   Basic earnings per common share                         $   0.03       $   0.56       $   0.70
                                                           ========       ========       ========
Diluted earnings per common share:

   Weighted average of common shares outstanding             70,994         70,234         67,991
   Weighted average of common share equivalents:
      Weighted average warrants outstanding                       6             26             62
      Weighted average options outstanding                   11,669         11,133         11,853
      Anti-dilutive options                                    (463)        (2,972)        (1,256)
      Shares assumed to be repurchased using the
        treasury stock method                                (5,519)        (2,804)        (2,265)
      Shares assumed to be repurchased to reflect the
        effects of tax benefits                              (1,019)          (815)        (1,160)
                                                           --------       --------       ---------
   Weighted average number of common and common
     equivalent shares                                       75,668         74,802         75,225
                                                           ========       ========       ========

   Diluted earnings per common share                       $   0.03       $   0.53       $   0.63
                                                           ========       ========       ========

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note 13)

                           PAIRGAIN TECHNOLOGIES, INC.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which the Company is required to adopt in 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. As of December 31, 1999, the Company had no derivative instruments nor had it engaged in hedging activities, but it will continue to evaluate the effects of adopting SFAS No. 133.

STATEMENT OF CASH FLOWS

         Significant noncash transactions in 1999, 1998 and 1997 affecting the Company's accounts consisted of tax benefits from exercises of common stock options of $3.9 million, $5.3 million and $22.1 million, respectively. In addition, tax benefits from exercises of common stock warrants of $7.0 million were realized in 1999.

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

                                     1999           1998           1997
                                     ----           ----           ----
         Customer A                   26%            30%            26%
         Customer B                   12%            11%            13%
         Customer C                    6%            14%            17%

         A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

                           PAIRGAIN TECHNOLOGIES, INC.

         Comparative product revenues as a percentage of sales in 1999, 1998 and 1997 were:
                                       1999          1998           1997
                                       ----          ----           ----
         HiGain/ETSI                    53%           63%            70%
         Subscriber Carrier             28%           23%            15%
         Campus                          9%            7%            11%
         Megabit Access                  2%            2%             2%
         Avidia                          2%            0%             0%
         OEM                             3%            2%             2%
         Royalty                         3%            3%             0%
                                       ---           ---            ---
         Total Revenues                100%          100%           100%
                                       ===           ===            ===

         Export sales represented 26%, 21% and 17% of product revenue during 1999, 1998 and 1997, respectively. Product sales by geographical region is summarized as follows:
                                       1999          1998           1997
                                    ---------     ---------      ---------

         United States              $ 162,713     $ 217,308      $ 234,138
         Canada                        25,152        23,547         21,467
         Other international           31,067        33,522         26,512
                                    ---------     ---------      ---------
         Total product sales        $ 218,932     $ 274,377      $ 282,117
                                    =========     =========      =========

4.  SHORT-TERM INVESTMENTS

         Short-term investments as of December 31, 1999 and 1998 are summarized as follows:
                                                     GROSS         GROSS
                                     UNREALIZED    UNREALIZED      FAIR
                         COST          GAINS         LOSSES        VALUE
                       --------      ----------    ----------    --------
                                          (IN THOUSANDS)
1999

     Municipal bonds   $105,525        $  7        $(482)        $105,050
                       ========        ====        =====         ========
1998

     Municipal bonds   $101,432        $602        $ (23)        $102,011
                       ========        ====        =====         ========

         There were no realized gains or losses for the years ended December 31, 1999 and 1998. For the year ended December 31, 1997 there was a realized gain of $23,000. Unrealized holding (losses) gains on short-term investments, net of tax, included in accumulated other comprehensive loss in stockholders' equity at December 31, 1999 and 1998 were ($314,000) and $367,000, respectively.

         The amortized cost and estimated fair value of investments at December 31, 1999 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. The Company classifies short-term investments as current assets as all such investments are available for current operations.
                                                        COST         FAIR VALUE
                                                      --------       ----------
                                                            (IN THOUSANDS)

         Due in one year or less                      $ 49,719        $ 49,676
         Due after one year through three years         55,806          55,374
                                                      --------        --------
                                                      $105,525        $105,050
                                                      ========        ========

                           PAIRGAIN TECHNOLOGIES, INC.

5. INVENTORIES

         Inventories consist of:

                                                          DECEMBER 31,
                                                     ---------------------
                                                      1999          1998
                                                     -------      --------
                                                        (IN THOUSANDS)

          Finished goods                             $16,013      $18,489
          Work in process                              7,686        1,647
          Purchased parts                             16,586       14,184
                                                     -------      -------
                                                     $40,285      $34,320
                                                     =======      =======

6.  PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                           DECEMBER 31,
                                                     -----------------------
                                                       1999           1998
                                                     --------       --------
                                                          (IN THOUSANDS)

          Land                                       $  1,995       $     --
          Building                                      2,939             --
          Production and engineering equipment         27,632         22,169
          Computers, software, furniture and other     21,012         16,155
          Leasehold improvements                        6,405          4,129
                                                     --------       --------
                                                       59,983         42,453
          Less accumulated depreciation and
            amortization                              (33,461)       (22,971)
                                                     --------       --------
                                                     $ 26,522       $ 19,482
                                                     ========       ========

7. LONG-TERM INVESTMENTS

     ANDA Networks, Inc.

         In March 1999, the Company made a minority investment in ANDA Networks, Inc., a California-based privately-held company which develops next generation access systems. The Company purchased 2,500,000 shares of ANDA's Series C Preferred Stock for an aggregate of $5.0 million. At December 31, 1999, the Company's holdings represented approximately 5.3% of the total outstanding stock.

     @Link Communications

         In July 1999, the Company made a minority investment in @Link Communications ("@Link"), a Wisconsin-based privately-held Competitive Local Exchange Carrier (CLEC) which provides xDSL-based data communications networking services for businesses, internet service providers and network integrators. The Company purchased 3,874,416 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $833,000. In December 1999, the Company purchased an additional 2,582,944 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $556,000. The Company has committed to purchase an additional 5,165,888 shares for an aggregate of $1.1 million during 2000. At December 31, 1999, the Company's holdings represented approximately 2.3% of the total outstanding stock.

                           PAIRGAIN TECHNOLOGIES, INC.

     Analog and Digital Devices Telecommunications, Inc.

         In December 1999, the Company issued a note to Analog and Digital Devices Telecommunications, Inc. ("ADDT"), a California-based privately-held company that designs and manufactures modems used for the delivery of DSL services. The Company issued ADDT a $2.0 million secured promissory note which bears interest at prime (8.5% at December 31, 1999). The Company received a warrant for the right to purchase up to 7.5% of ADDT shares for $2.0 million. The Company committed to lend ADDT an additional $2.0 million on April 1, 2000. At that time, the Company will receive a warrant for the right to purchase an additional 7.5% of ADDT shares. Principal payment on the note will begin after January 1, 2002, with the final payment occurring on or before December 16, 2004.

     E/O Networks

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

         During the second quarter of 1999, E/O filed for protection under Chapter 11 of the U.S. Bankruptcy Act. Following notification of the bankruptcy filing, the Company wrote-off its remaining $1.5 million investment in E/O during the second quarter of 1999.

     Sourcecom Corporation

         In 1995 and 1996, the Company entered into certain agreements with Sourcecom Corporation of Westlake, California ("Sourcecom"). The agreements provided for the incorporation of Sourcecom's networking technology into the Company's current and future transmission products. Under the terms of the agreements, the Company loaned Sourcecom $2.7 million and invested $544,000 in Sourcecom common and preferred stock.

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

8.  ACCRUED EXPENSES

         Accrued expenses consist of:

                                                             DECEMBER 31,
                                                      -------------------------
                                                        1999             1998
                                                      -------           -------
                                                            (IN THOUSANDS)

          Accrued compensation and related expenses   $11,797           $ 9,343
          Accrued warranty                              3,971             7,413
          Deferred revenue                                --              3,500
          Other accrued expenses                        3,321             6,746
                                                      -------           -------
                                                      $19,089           $27,002
                                                      =======           =======

                           PAIRGAIN TECHNOLOGIES, INC.

9.  INCOME TAXES

         The components of the provision for income taxes are as follows:

                                     1999          1998          1997
                                   --------       -------      --------
                                              (IN THOUSANDS)
         Current:
             Federal               $ (8,317)      $17,596      $ 28,822
             State                      287         2,724         5,859
             Foreign                  1,110         1,235         1,288
                                   --------       -------      --------
         Total current               (6,920)       21,555        35,969
                                   --------       -------      --------
         Deferred:
             Federal                   (654)          747        (5,129)
             State                   (2,126)          884        (1,031)
             Foreign                     --            --            --
                                   --------       -------      --------
         Total deferred              (2,780)        1,631        (6,160)
         Valuation allowance         (1,205)          380           497
                                   --------       -------      --------
         Total provision           $(10,905)      $23,566      $ 30,306
                                   ========       =======      ========

         The differences between the U.S. federal statutory income tax rate and the Company's effective rate for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                 1999       1998      1997
                                                 ----       ----      ----
 U.S. federal statutory tax rate                 (35)%       35%       35%
 State taxes, net of federal tax                 (15)%        5%        4%
 Research and development credit                 (13)%       (3)%      (3)%
 Non-taxable interest income                     (16)%       (2)%      (1)%
 Merger expenses                                   0%         0%        1%
 Change in valuation allowance for
   deferred tax assets                           (14)%        1%        1%
 Tax benefit of capital losses previously
   considered non-deductible                     (50)%        0%        0%
 Other items, net                                 14%         1%        2%
                                                 ----       ---       ---
 Total provision                                (129)%       37%       39%
                                                =====       ===       ===

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                         DECEMBER 31,
                                                    ---------------------
                                                      1999         1998
                                                    --------     --------
                                                      (IN THOUSANDS)
Deferred tax assets:
  Inventory and related reserves                    $  4,898     $  6,978
  Warranty reserve                                     1,673        2,988
  Other reserves and accruals                          1,506        2,217
  Other                                                1,551        1,075
  Capital loss carryforwards                           5,555          600
  Net operating loss and credit carryforwards          3,070          965
                                                    --------     --------
Gross deferred tax assets                             18,253       14,823
Valuation allowance                                     (369)      (1,574)
                                                    --------     --------
Net deferred tax assets                             $ 17,884     $ 13,249
                                                    ========     ========

                           PAIRGAIN TECHNOLOGIES, INC.

         In 1999, the Company recorded a $5.5 million tax benefit from the recognition of previously incurred capital loss carryforwards and the reversal of valuation allowances on certain deferred tax assets. The majority of the benefit related to a capital loss incurred in 1995, which had previously been unrecognized due to the uncertainty of generating capital gains under the Company's current investment policies. Due to the Company's divestiture of its microelectronics engineering group in the first quarter of 2000, the realization of these capital losses is now assured. At December 31, 1999, the Company had federal and state capital loss carryforwards for income tax purposes of approximately $15.4 million and $3.0 million, respectively, the majority of which will begin expiring in 2000. The Company also had federal net operating loss carryforwards and research and development credit carryforwards of $430,000 and $76,000, respectively, which will expire beginning in 2011 and 2012. In addition, the Company had state net operating loss and credit carryforwards of $16.3 million and $2.0 million, respectively, which will begin to expire in 2008 and 2009. The federal net operating loss and tax credit carryforwards are subject to separate return limitation year rules related to the Company's acquisition of Avidia. The Company has established a valuation allowance of $369,000 related to these carryforwards since the realization of the benefit from some of these items is uncertain at the end of 1999.

10.  NOTE PAYABLE

         In May 1999, the Company assumed a $1.8 million note related to its Tustin, California headquarters facility. The note bears interest at 8.25% and is due December 1, 2005. The note is secured by a first Deed of Trust on the facility. Monthly principal and interest payments are approximately $15,000, with the remaining principal and interest payment of $1.5 million due on December 1, 2005.

         The Company maintains an unsecured line of credit with a bank. The line allows maximum borrowings of $5.0 million, including the issuance of letters of credit and foreign exchange contracts. The line bears interest at the prime rate (8.50% at December 31, 1999). At December 31, 1999, the Company had no outstanding borrowings under this line of credit. The debt agreement specifies certain financial and other covenants. The Company was in compliance with the financial and other covenants at December 31, 1999. The agreement expires May 1, 2000.

11.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into several operating leases for its facilities with varying terms. Future annual minimum lease payments under non-cancelable operating leases are as follows:

           YEARS ENDING DECEMBER 31,                 (IN THOUSANDS)
           -------------------------                 --------------

                2000                                    $  1,143
                2001                                       1,144
                2002                                       1,147
                2003                                       1,202
                2004                                       1,223
                Thereafter                                   761
                                                        --------
                                                        $  6,620
                                                        ========

         Rent expense for the years ended December 31, 1999, 1998 and 1997 aggregated $1.4 million, $1.4 million and $1.3 million, respectively.

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

                           PAIRGAIN TECHNOLOGIES, INC.

         In 1995, the Company granted a warrant for the purchase of 20,000 shares of its Common Stock at an exercise price of $5.00 per share in exchange for services. The warrant had a net exercise provision which allowed for the exercise price to be paid by tendering shares of the Company's Common Stock with a fair market value equal to the exercise price. The warrant was exercised in April 1998 using the net exercise provision. Accordingly, 15,046 shares of Common Stock were issued. Another warrant for the purchase of 20,000 shares at an exercise price of $6.25 per share was also issued in 1995 in exchange for services. This warrant also had a net exercise provision which allowed for the exercise price to be paid by tendering shares of the Company's Common Stock with a fair market value equal to the exercise price. The warrant was exercised in April 1999 using the net exercise provision. Accordingly, 10,384 shares of Common Stock were issued.

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

                           PAIRGAIN TECHNOLOGIES, INC.

STOCK REPURCHASES

         On October 14, 1998 the Company announced that its Board of Directors approved a plan to repurchase up to 7,000,000 shares, or approximately 10%, of the Company's outstanding Common Stock. The timing and amount of any repurchase is at the discretion of the Company's management. The Company's management could, in the exercise of its judgment, decide to repurchase fewer shares than authorized. Repurchased shares are subsequently cancelled. During 1999 and 1998, the Company repurchased 400,000 shares and 1,000,000, respectively, at a cost of approximately $3.7 million and $7.2 million, respectively, bringing the total shares repurchased to 1,400,000 at a cost of approximately $10.9 million. On February 20, 2000, the Company's Board of Directors adopted a resolution to rescind the plan to repurchase shares of outstanding Common Stock. The Company also repurchases shares for purposes of certain stock-based incentive plans. (See Note 13)

13. STOCK-BASED INCENTIVE PLANS

1993 EMPLOYEE STOCK OPTION PLAN

         Under the Company's 1993 Stock Option/Stock Issuance Plan ("the Plan"), which is the successor plan to its 1990 Stock Option Plan ("the 1990 Plan"), a Committee consisting of non-employee members of its Board of Directors, is authorized to grant stock options or issue Common Stock to officers, key employees, members of the Board of Directors and certain consultants or other independent contractors of the Company. Under the terms of the Plan, 24,191,400 shares of Common Stock have been reserved for issuance. In 1999, the Plan was amended to require all option grants and direct stock issuances to be made with exercise or issue prices not less than 100% of the fair market value of the shares on the grant or issue date. Previously, the Plan had provided for the purchase of the Company's Common Stock by eligible individuals at a price per share not less than 85% of the fair market value at the time of issuance.

         Incentive options are granted at a price equal to 100% of the fair market value at the date of grant and vested options are exercisable for a period determined by the Committee that is not to exceed ten years from the date of grant. Options issued under the Plan vest over four years. Under certain circumstances in the event of a merger, sale or other significant transaction involving the Company, the options and stock issued may become fully vested and exercisable.

         In July 1998, the Plan was amended to include an automatic share increase feature. Pursuant to the share increase feature, the number of shares of Common Stock available for issuance under the Plan will automatically increase by the number of shares of Common Stock repurchased by the Company on the open market with the cash proceeds received by the Company from the exercise of outstanding options under the Plan. Such share increases can not exceed 500,000 shares of Common Stock in any one calendar year. In 1998, 21,400 shares were repurchased under the terms of the Plan at a cost of approximately $300,000. During 1999, 370,000 shares were repurchased under the terms of the Plan at a cost of approximately $3.9 million.

         In 1998, the Board of Directors approved stock option repricing programs pursuant to which optionholders having options with exercise prices in excess of $12.75 per share at August 5, 1998 and $7.03 per share at December 4, 1998 could elect to exchange their higher priced options for new stock options with exercise prices of $12.75 and $7.03, the fair market values on those dates. The higher priced options were cancelled and all vesting in those options was forfeited by the optionholders. The new options vest monthly over a 48 month period beginning on August 5, 1998 and December 4, 1998. A total of 3,648,283 and 4,127,597 options with exercise prices ranging from $13.63 to $30.00 per share and $7.41 to $30.00 per share, respectively, were exchanged under these programs. In 1999, the Plan was amended to eliminate the cancellation/regrant provisions.

                           PAIRGAIN TECHNOLOGIES, INC.

SHARES GRANTED OUTSIDE THE PLAN

         In December 1998, the Company granted a non-qualified option to purchase 450,000 shares at a price of $7.00 per share outside of the Plan in connection with the hiring of a new President and Chief Executive Officer. The terms of this grant are identical to the terms of grants issued under the Plan.

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

AVIDIA STOCK OPTION AND INCENTIVE AWARD PLAN

         In 1996, Avidia established the 1996 Stock Option and Incentive Award Plan (the "Avidia Plan") which provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options, and (2) performance share awards. Under the terms of the Avidia Plan, 232,521 shares of Common Stock have been reserved for issuance to directors, employees, consultants, advisors and vendors of Avidia and any related corporations. The majority of the stock options vest over a four-year period, with 25% of the shares becoming exercisable on each of the first four anniversaries of the grant date. The Board of Directors at its discretion may grant accelerated vesting. The options expire ten years from the date of the grant. During 1996, all of the options under the Avidia Plan were granted at less than market value, which resulted in total compensation of $285,000. This compensation is being amortized over the vesting period, and has resulted in charges to earnings of $84,000, $77,000 and $76,000 in 1999, 1998 and 1997, respectively.

                           PAIRGAIN TECHNOLOGIES, INC.

OPTION ACTIVITY

                                                                                        WEIGHTED
                                                                       NUMBER OF        AVERAGE
                                                                        SHARES       EXERCISE PRICE
                                                                      ----------    ---------------
Outstanding, January 1, 1997
  (6,094,404 exercisable at a weighted average price of $2.15)        12,864,947         $ 6.59

Granted (weighted average fair value of $11.99)                        1,634,135         $19.72
Exercised                                                             (2,556,330)        $ 2.80
Cancelled                                                               (441,417)        $19.62
                                                                      ----------

Outstanding, December 31, 1997
  (6,608,473 exercisable at a weighted average price of $5.16)        11,501,335         $ 8.89

Granted (weighted average fair value of $7.03)                        10,744,480         $ 9.75
Exercised                                                             (1,907,226)        $ 2.37
Cancelled                                                             (8,206,250)        $16.59
                                                                      ----------

Outstanding, December 31, 1998
  (5,552,082 exercisable at a weighted average price of $3.67)        12,132,339         $ 5.42

Granted (weighted average fair value of $6.87)                         3,171,400         $ 9.32
Exercised                                                             (2,234,163)        $ 3.33
Cancelled                                                             (1,431,798)        $ 7.13
                                                                      ----------

Outstanding, December 31, 1999                                        11,637,778         $ 6.68
                                                                      ==========

         The outstanding stock options primarily vest ratably over a four year period. Stock options outstanding at December 31, 1999 are summarized as follows:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ---------------------------------------------------    -----------------------------------
                                                 WEIGHTED
                                                 AVERAGE
                          NUMBER OUTSTANDING     REMAINING        WEIGHTED      NUMBER EXERCISABLE      WEIGHTED
       RANGE OF                  AT            CONTRACTUAL        AVERAGE               AT               AVERAGE
   EXERCISE PRICES        DECEMBER 31, 1999        LIFE       EXERCISE PRICE    DECEMBER 31, 1999    EXERCISE PRICE
  -----------------       ------------------   -----------    --------------    -----------------    --------------
    $0.04 - $0.07              1,226,808           2.5            $ 0.07              1,226,808          $ 0.07
    $0.25 - $3.44              1,012,788           4.6            $ 2.59              1,001,166          $ 2.61
    $4.00 - $7.00              2,436,427           7.7            $ 5.93              1,339,161          $ 5.44
    $7.03 - $8.44              5,302,916           8.7            $ 7.59              1,727,867          $ 7.39
    $8.50 - $16.00             1,482,839           9.0            $11.03                387,574          $11.82
   $16.88 - $27.25               176,000           7.5            $22.43                170,999          $22.32
                              ----------                                              ---------
    $0.04 - $27.25            11,637,778           7.5            $ 6.68              5,853,575          $ 5.32
                              ==========                                              =========

         At December 31, 1999, 1,633,281 and 80,000 shares were available for future grants under the 1993 Employee Stock Option Plan and 1996 Non-Employee Directors Stock Option Plan, respectively.

                           PAIRGAIN TECHNOLOGIES, INC.

EMPLOYEE STOCK PURCHASE PLAN

         Under the Company's Employee Stock Purchase Plan (the "Purchase
Plan"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Activity under the Purchase Plan is summarized as follows:

                                      WEIGHTED AVERAGE    WEIGHTED AVERAGE
          YEAR      SHARES ISSUED     PRICE PER SHARE     VALUE PER SHARE
          ----      -------------     ----------------    ----------------

          1999        265,162             $ 8.53             $10.03
          1998        144,029             $13.19             $15.51
          1997         57,922             $18.28             $21.50

         Under the provisions of the Purchase Plan, the Company may issue new shares or issue shares acquired in open market purchases. During 1999, the Company issued 265,162 new shares. At December 31, 1999, 348,672 shares were reserved for future issuances under the Purchase Plan.

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

         The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              FOR OPTIONS GRANTED DURING:
                                                   ----------------------------------------------
                   ASSUMPTIONS                          1999             1998             1997
          --------------------------------         ---------------    -----------     -----------
          Expected life, following vesting         thirteen months    nine months     nine months
          Stock volatility                                91%             93%             71%
          Risk free interest rate                       5.73%           4.98%           6.22%
          Dividends during expected term                none            none            none

         The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The expected life of option grants is 61 months in 1999 and 57 months in both 1998 and 1997. The computed fair values for stock-based compensation awards are $22.9 million, $35.9 million (net of valuation credits for repriced options) and $20.5 million in 1999, 1998 and 1997, respectively. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                                                      1999        1998            1997
                                                   ---------     -------       -------
                                                         (IN THOUSANDS, EXCEPT
                                                          EARNINGS PER SHARE)
         Net income as reported                    $  2,423      $39,499       $47,637
         Pro forma net (loss) income               $(19,037)     $27,976       $38,361
         Pro forma (loss) earnings per share:
             Basic                                 $  (0.27)     $  0.40       $  0.56
             Diluted                               $  (0.27)     $  0.37       $  0.51

                           PAIRGAIN TECHNOLOGIES, INC.

         The impact of stock-based compensation awards granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1999, 1998 and 1997 pro forma adjustments may not be indicative of future period pro forma adjustments, when the calculation will be applicable to all stock-based compensation awards.

14.  EMPLOYEE BENEFIT PLANS

401(k) MATCHING CONTRIBUTION

         The Company sponsors a defined contribution 401(k) Savings and Investment Plan, which was established in 1993, covering substantially all of the Company's employees subject to certain eligibility requirements. At its discretion, the Company may make contributions to the plan. Employee deferrals during 1999 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral to a maximum of $1,000. Employee deferrals during 1998 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed $1,000 and not less than $500 per employee. Employee deferrals during 1997 were eligible for a matching contribution equal to fifty percent (50%) of the employee's salary deferral, not to exceed $500 per employee. Matching contributions vest over a period of four years of service. The aggregate expense related to the contributions was $502,000 in 1999, $464,000 in 1998 and $221,000 in 1997.

PROFIT SHARING

         In October 1996, the Company established a company-wide Profit Sharing Plan for fiscal years beginning after December 31, 1996. Under the terms of the Profit Sharing Plan, a pool equal to 2.5% of pre-tax income was established for payments to be made on a pro rata basis, based on the amount of each participant's base compensation. Plan participants include all employees in the Company except those on an incentive compensation or sales commission plan who are employed as of the date of the Profit Sharing payment. Payment is subject to achieving a pre-determined threshold earnings per share level as established by the Board of Directors and is to take place approximately one month after the end of the year for which the Profit Sharing applies. There were no amounts earned under the Profit Sharing Plan in 1999 or 1998. In 1997, $2.0 million was earned under the Profit Sharing Plan.

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

CHANGE IN CONTROL AGREEMENTS

         The Company has entered into agreements with 48 of its officers and other key employees which will provide severance benefits in the event of involuntary termination following a substantial change in ownership or control of the Company. In the event of involuntary termination without cause within eighteen months of a change of control, the agreements specify a salary continuation period between nine and eighteen months (depending upon position), acceleration of unvested stock options and continuation of life insurance coverage during the salary continuation period. Participation in all other benefit plans would cease upon termination.

                           PAIRGAIN TECHNOLOGIES, INC.

15. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The gross amount and related tax effects allocated to each component of other comprehensive income (loss) consist of:

                                                             YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------------------------
                                           1999                        1998                        1997
                                --------------------------- --------------------------- ----------------------------
                                 GROSS    INCOME     NET     GROSS    INCOME     NET     GROSS    INCOME     NET
                                 AMOUNT    TAX     AMOUNT    AMOUNT    TAX      AMOUNT   AMOUNT     TAX     AMOUNT
                                ------------------ -------- ------------------ ------------------ -------- ---------
                                                                  (IN THOUSANDS)
Foreign currency translation
  adjustments                   $  (974)   $  --   $  (974)  $(441)    $ --    $(441)    $(427)     $--     $(427)
Unrealized gains (losses)
  on securities:
  Unrealized holding
      gains (losses)
      arising during             (1,054)    (373)     (681)    462      170      292       (53)     (19)      (34)
      period
  Reclassification adjustment
      for gains (losses)
      included in net income         --       --        --     (12)      (5)      (7)       70       25        45
                                -------    -----   -------    ----     ----    -----     -----      ---    ------
  Net unrealized gains
      on securities              (1,054)    (373)     (681)    450      165      285        17        6        11
                                -------    -----   -------    ----     ----    -----     -----      ---    ------
Other comprehensive income
  (loss)                        $(2,028)   $(373)  $(1,655)   $  9     $165    $(156)    $(410)     $ 6    $ (416)
                                =======    =====   =======    ====     ====    =====     =====      ===    ======

         The components of accumulated other comprehensive loss at December 31, 1999 and December 31, 1998 included foreign currency translation adjustments and unrealized gains (losses) on securities.

                                                   FOREIGN                            ACCUMULATED
                                                   CURRENCY      UNREALIZED GAINS        OTHER
                                                 TRANSLATION        (LOSSES) ON      COMPREHENSIVE
                                                  ADJUSTMENT        SECURITIES       INCOME (LOSS)
                                                 ----------- ------------------ -----------------
                                                                  (IN THOUSANDS)
         Balance at January 1, 1997               $     --              $  71           $    71
         1997 Change                                  (427)                11              (416)
                                                  --------              -----           -------
         Balance at December 31, 1997                 (427)                82              (345)
         1998 Change                                  (441)               285              (156)
                                                  --------              -----           -------
         Balance at December 31, 1998                 (868)               367              (501)
         1999 Change                                  (974)              (681)           (1,655)
                                                   -------              -----           -------
         Balance at December 31, 1999              $(1,842)             $(314)          $(2,156)
                                                   =======              =====           =======

                           PAIRGAIN TECHNOLOGIES, INC.

16.  SETTLEMENT AGREEMENTS

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

         In May 1999, the Company reached an agreement with Harris to settle and dismiss the complaints described above. Under the terms of the settlement, the Company agreed to pay the sum of $1.5 million to Harris and both parties agreed to dismiss their actions with prejudice. The settlement is included in general and administrative expense for the year ended December 31, 1999.

     U.S. Attorney's Office and the SEC

         On September 2, 1999, the Company announced a tentative agreement with the U.S. Attorney's office for failing to implement a system of internal accounting controls and to maintain accurate books and records. The agreement with the U.S. Attorney's office was finalized on November 8, 1999. In addition to the agreement reached with the U.S. Attorney's office, the Company, its Chairman and its then Chief Financial Officer also reached a settlement with the SEC. These agreements relate to the 1995 loss of $15.8 million of the Company's funds through its former money manager, S. Jay Goldinger, and his firm, Capital Insight, Inc., the disclosures of such investments and the disclosure of the loss incurred.

         Based upon these settlements, the Company paid $1.4 million for fines and reimbursement of the government's cost of investigation. In addition, the Company accrued $200,000 for other costs and expenses associated with the settlement. These amounts are included in general and administrative expense in the year ended December 31, 1999.

         The Company's Board of Directors authorized the settlement of all outstanding claims with the U.S. Attorney's office and the SEC in the interest of avoiding protracted litigation and in order to bring closure to these matters.

     Termination of Joint Technology Development

         In November 1999, the Company announced its decision to sell its microelectronics engineering group, designers of integrated circuits and software for DSL applications. In this regard, the Company signed a Mutual Release and Settlement Agreement with a third party to terminate a Memorandum of Understanding between the two companies for a joint technology development. In consideration of the settlement, the Company agreed to pay up to $3.5 million to the other party. Of that amount, $2.5 million was paid in November 1999 and was recorded in general and administrative expense for the year ended December 31, 1999. The additional payment of $1.0 million became due upon the signing of the agreement to sell the microelectronics engineering group, which occurred on February 24, 2000.

                           PAIRGAIN TECHNOLOGIES, INC.

17.  SUBSEQUENT EVENTS

         On January 21, 2000, the Company signed a definitive agreement with GlobeSpan, Inc. ("GlobeSpan") for GlobeSpan to purchase the Company's microelectronics engineering group. The purchase price was a combination of 3,243,591 shares of GlobeSpan common stock (adjusted to reflect a three-for-one stock split as of February 29, 2000) and a $90.0 million subordinated convertible promissory note. The sale of the microelectronics engineering group to GlobeSpan closed on February 24, 2000. Based upon the closing sale price on The Nasdaq Stock MarketSM on February 24, 2000, the value of stock the Company received was approximately $255.7 million.

         On February 23, 2000, the Company and ADC Telecommunications, Inc., a Minnesota corporation ("ADC"), announced that they had executed an Agreement and Plan of Merger, dated as of February 22, 2000 (the "Merger Agreement"), by and among PairGain, ADC and Roman Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ADC ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into PairGain and PairGain will survive the merger as a wholly-owned subsidiary of ADC. As a result of the merger, each share of PairGain's common stock issued and outstanding immediately prior to the effective time of the merger (other than any shares owned by ADC or its subsidiaries) will be automatically converted into the right to receive 0.43 shares of ADC common stock. The merger is expected to be treated as a reorganization for federal income tax purposes and to be accounted for as a pooling of interests. The consummation of the transaction is subject to a number of conditions, including approval of the Merger Agreement by PairGain's stockholders and receipt of applicable regulatory approvals.

         On March 1, 2000, the Company, through its wholly-owned subsidiary, PairGain Canada, Inc., a Canadian corporation, entered into an Asset Purchase Agreement with ABL Canada Inc., a Canadian corporation ("ABL"), under which the Company agreed to purchase certain of ABL's assets, operations and business related to ABL's SONET Multiplexing and Access Products. Under the Agreement, the Company agreed to pay an aggregate of $10.4 million for the assets, which will be paid at the closing of the transaction.

                           PAIRGAIN TECHNOLOGIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                        -------------------------
                                          BALANCE AT    CHARGED TO     CHARGED TO
                                         BEGINNING OF   COSTS AND         OTHER                  BALANCE AT
       DESCRIPTION                          PERIOD       EXPENSES       ACCOUNTS    DEDUCTIONS  END OF PERIOD
       -----------                       ------------   ----------     ----------- ----------  -------------
                                                                 (IN THOUSANDS)
 Year ended December 31, 1999:
 Allowance for doubtful accounts
   receivable                             $   900         $   42           $ --        $   42      $   900
 Allowance for estimated obsolete
   and excess inventories                  17,428            393             --         6,472       11,349
                                          -------         ------           ----        ------      -------
 Total                                    $18,328         $  435           $ --        $6,514      $12,249
                                          =======         ======           ====        ======      =======

 Year ended December 31, 1998:
 Allowance for doubtful accounts
   receivable                             $   955         $   28           $ --        $   83      $   900
 Allowance for estimated obsolete
   and excess inventories                  20,106          3,113             --         5,791       17,428
                                          -------         ------           ----       -------      -------
 Total                                    $21,061         $3,141           $ --       $ 5,874      $18,328
                                          =======         ======           ====       =======      =======

 Year ended December 31, 1997:
 Allowance for doubtful accounts
   receivable                             $   935         $   20           $ --       $    --      $   955
 Allowance for estimated obsolete
   and excess inventories                  14,656          8,935             --         3,485       20,106
                                          -------         ------           ----       -------      -------
 Total                                    $15,591         $8,955           $ --       $ 3,485      $21,061
                                          =======         ======           ====       =======      =======

                                 EXHIBIT INDEX

         Exhibit
         Number                           Description
         -------                          -----------

         (q)2.1 Agreement and Plan of Merger, dated as of February 22, 2000, among ADC Telecommunications, Inc., Roman Acquisition Corp. and PairGain Technologies, Inc.

         (r)2.2 Asset Purchase Agreement, dated as of January 21, 2000, between GlobeSpan, Inc. and PairGain Technologies, Inc.

         (a)3.1 Certificate of Incorporation of Registrant, a Delaware corporation

         (g)3.2 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

         (i)3.3 Amendment to Certificate of Incorporation of PairGain Technologies, Inc.

         (a)3.4   Bylaws of Registrant, a Delaware corporation

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

         (a)10.5 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan (the "1993 Plan")

         (a)10.6  Form of Stock Option Agreement pertaining to the 1993 Plan

         (a)10.7  Form of Stock Issuance Agreement pertaining to the 1993 Plan

         (a)10.8 Contract No. BA07617 dated as of October 27, 1990, between the Registrant and Bell Atlantic Network Services, Inc., as amended

         (a)10.9 Stock Option Agreement dated June 23, 1992 between the Registrant and Charles S. Strauch

          Exhibit
          Number                           Description
          -------                          -----------

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

         (b)10.28 Sublease Agreement dated as of August 1, 1994, between the Registrant and LH Research

         (b)10.29 Lease Agreement dated January 30, 1995 between the Registrant and Mr. Niles Gates

         (c)10.30 Senior Note and Warrant Purchase Agreement dated July 24, 1995 between PairGain Technologies, Inc. and Sourcecom Corporation

         (c)10.31 Warrant Agreement dated July 24, 1995 between PairGain Technologies, Inc. Sourcecom Corporation

         (c)10.32 Investor Right Agreement dated July 24, 1995 between PairGain Technologies, Inc. Sourcecom Corporation

         Exhibit
         Number                           Description
         -------                          -----------

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

         (k)10.46 Form of Stock Option Assumption Agreement pertaining to the Avidia Plan

         (l)10.47 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

         (m)10.48 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan")

         (n)10.49 Rights Agreement between PairGain Technologies, Inc. and U.S. Stock Transfer Corporation as Rights Agent, dated as of December 3, 1998

         (o)10.50 Form of Change in Control Agreement with Executive Officers and Other Key Employees

         (p)10.51 PairGain Technologies, Inc. 1993 Option/Stock Issuance Plan as amended (the "1993 Plan").

         (h)20.1 Notice to Company Shareholders of Hearing on Proposed Settlement of Derivative Action, Case No. 758117

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

(k) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-26643 on Form S-8, as filed with the Commission on May 7, 1997.

(l) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-33739 on Form S-8, as filed with the Commission on August 15, 1997.

(m) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-60067 on Form S-8, as filed with the Commission on July 28, 1998.

(n) Incorporated herein by reference to Exhibit number 1 to the Company's Registration Statement on Form 8-A, as filed with the Commission on December 15, 1998.

(o) Incorporated herein by reference to the same Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 29, 1999.

(p) Incorporated herein by reference to Exhibit number 99.1 to the Company's Registration Statement No. 333-81947 on Form S-8, as filed with the Commission on June 30, 1999.

(q) Incorporated herein by reference to the same Exhibit number to the Company's Current Report on Form 8-K ,as filed with the Commission on February 28, 2000.

(r) Incorporated herein by reference to Exhibit number 2.1 to the Company's Current Report on Form 8-K ,as filed with the Commission on March 10, 2000.