Form 10-Q
period 2000-03-31
PAIRGAIN TECHNOLOGIES INC /CA/
filed 2000-05-15
CIK 910032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549



                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   FOR THE FIRST QUARTER ENDED MARCH 31, 2000


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

THERE WERE 73,687,552 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0005 PER SHARE, OUTSTANDING ON MAY 8, 2000.

                           PAIRGAIN TECHNOLOGIES, INC.

                                      INDEX

                                                                              PAGE
                                                                              ----
Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                  at March 31, 2000 and December 31, 1999                        3

                Condensed Consolidated Statements of Income
                  for the three months ended March 31, 2000 and 1999             4

                Condensed Consolidated Statements of Comprehensive Income
                  for the three months ended March 31, 2000 and 1999             5

                Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2000 and 1999             6

                Notes to Condensed Consolidated Financial Statements             7

        Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations              20

        Item 3. Quantitative and Qualitative Disclosures About Market Risk      27

Part II. Other Information

        Item 1. Legal Proceedings                                               28

        Item 2. Changes in Securities                                           28

        Item 3. Defaults upon Senior Securities                                 28

        Item 4. Submission of Matters to a Vote of Security Holders             28

        Item 5. Other Information                                               28

        Item 6. Exhibits and Reports on Form 8-K                                28

Signatures                                                                      29

                                 PART I: ITEM 1
                              FINANCIAL INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                             MARCH 31,           DECEMBER 31,
                                                                               2000                 1999
                                                                            -----------          -----------
                                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents                                               $  57,425            $  86,522
     Short-term investments (Notes 3 and 4)                                    435,977              105,050
     Note receivable (Note 3)                                                   90,000                 --
     Accounts receivable                                                        33,415               28,856
     Inventories (Note 5)                                                       44,068               40,285
     Other current assets and deferred taxes                                     9,854               29,267
                                                                             ---------            ---------
TOTAL CURRENT ASSETS                                                           670,739              289,980
Property, plant and equipment, net (Note 6)                                     27,973               26,522
Goodwill (Note 7)                                                                9,839                 --
Long-term investments (Note 8)                                                   8,000                8,389
Other assets (Note 2)                                                            6,622                  190
                                                                             ---------            ---------
TOTAL ASSETS                                                                 $ 723,173            $ 325,081
                                                                             =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                  $  14,998            $  11,267
     Accrued expenses (Note 9)                                                  29,435               19,089
     Accrued income taxes                                                      130,343                 --
     Current portion of note payable (Note 10)                                      33                   33
                                                                             ---------            ---------
TOTAL CURRENT LIABILITIES                                                      174,809               30,389

Note payable, net of current portion (Note 10)                                   1,727                1,735

COMMITMENTS AND CONTINGENCIES (Notes 2 and 11)

Stockholders' equity:
     Preferred stock, $.001 par value:
       Authorized shares - 2,000,000
       Issued and outstanding shares - None                                       --                   --
     Common stock, $.0005 par value:
       Authorized shares - 175,000,000
       Issued and outstanding shares - 73,158,048 and 71,779,523 at
        March 31, 2000 and December 31, 1999, respectively                          37                   36
     Additional paid-in capital                                                183,574              163,870
     Accumulated other comprehensive income (loss) (Note 12)                    42,437               (2,156)
     Retained earnings                                                         320,589              131,207
                                                                             ---------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                     546,637              292,957
                                                                             ---------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 723,173            $ 325,081
                                                                             =========            =========

           See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------
                                                             2000            1999
                                                          ---------       ---------

  REVENUES (Note 2)                                       $  60,690       $  60,896
  Cost of revenues                                           41,803          35,386
                                                          ---------       ---------

  Gross profit                                               18,887          25,510
                                                          ---------       ---------

  Operating expenses:
     Research and development                                16,794          10,126
     Selling and marketing                                   12,659           7,898
     General and administrative                               4,952           3,575
     Goodwill amortization                                      119            --
     Merger expenses                                            248            --
                                                          ---------       ---------

  Total operating expenses                                   34,772          21,599
                                                          ---------       ---------

  (LOSS) INCOME FROM OPERATIONS                             (15,885)          3,911

  Interest and other income, net                              2,931           2,432
  Gain on sale of microelectronics engineering group        328,591            --
                                                          ---------       ---------

  Income before income taxes                                315,637           6,343

  Provision for income taxes (Note 1)                       126,255           2,157
                                                          ---------       ---------

  NET INCOME                                              $ 189,382       $   4,186
                                                          =========       =========

  Per Share Data (Note 1):
     Earnings per common share
         Basic                                            $    2.61       $    0.06
                                                          =========       =========
         Diluted                                          $    2.46       $    0.06
                                                          =========       =========
     Average shares outstanding
         Basic                                               72,693          70,351
                                                          =========       =========
         Diluted                                             76,897          74,491
                                                          =========       =========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------
                                                                     2000            1999
                                                                   ---------       ---------

Net income                                                         $ 189,382       $   4,186
                                                                   ---------       ---------
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                            (401)            121
                                                                   ---------       ---------

    Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period         44,994             (82)
      Reclassification adjustment for losses included in net
       income                                                           --              --
                                                                   ---------       ---------
    Net unrealized gains (losses) on securities                       44,994             (82)
                                                                   ---------       ---------

Other comprehensive income (Note 12)                                  44,593              39
                                                                   ---------       ---------

Comprehensive income                                               $ 233,975       $   4,225
                                                                   =========       =========

            See notes to condensed consolidated financial statements.

                           PAIRGAIN TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ---------------------------
                                                                      2000            1999
                                                                    ---------       ---------

Cash flows from operating activities:
Net income                                                          $ 189,382       $   4,186
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                       3,011           2,929
    Gain on sale of long-term investment                                 (472)           --
    Gain on sale of microelectronics group                           (328,591)           --
Change in operating assets and liabilities:
    Accounts receivable                                                (4,387)         (5,515)
    Inventories                                                        (3,185)          3,106
    Other current assets                                                2,699            (688)
    Other assets                                                       (6,433)            (81)
    Accounts payable                                                    6,396             454
    Accrued expenses                                                    1,207          (4,403)
    Income taxes                                                      122,883           1,987
                                                                    ---------       ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (17,490)          1,975
                                                                    ---------       ---------

Cash flows from investing activities:
Net purchases of short-term investments                                  (668)         (2,362)
Purchases of property and equipment                                    (4,354)         (2,717)
Purchase of long-term investment                                         (556)         (5,000)
Purchase of certain assets and operations
  from third party                                                    (10,400)           --
                                                                    ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (15,978)        (10,079)
                                                                    ---------       ---------

Cash flows from financing activities:
Proceeds from issuance of common stock                                  5,021             317
Payments on note payable                                                   (8)           --
                                                                    ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               5,013             317
                                                                    ---------       ---------

Effect of exchange rate changes on cash balances                         (642)             54
                                                                    ---------       ---------

Decrease in cash and cash equivalents                                 (29,097)         (7,733)
Cash and cash equivalents at beginning of period                       86,522         131,923
                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  57,425       $ 124,190
                                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                   $     461       $     431
                                                                    =========       =========
Income tax refunds                                                  $    --         $     259
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

INTERIM PERIOD ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2000, and consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 2000 and March 31, 1999. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year ending December 31, 2000.

         Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at March 31, 2000 and December 31, 1999. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the overall immateriality of the amounts.

COMPREHENSIVE INCOME

         Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2000 and 1999. (See Note 12)

CASH AND CASH EQUIVALENTS

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                              ---------------------------------
                                                                                2000                     1999
                                                                              ---------               ---------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net income                                                                    $ 189,382               $   4,186
                                                                              =========               =========

Basic earnings per common share:
   Weighted average of common shares outstanding                                 72,693                  70,351
                                                                              =========               =========

   Basic earnings per common share                                            $    2.61               $    0.06
                                                                              =========               =========

Diluted earnings per common share:
   Weighted average of common shares outstanding                                 72,693                  70,351
   Weighted average of common share equivalents:
      Weighted average warrants outstanding                                        --                        20
      Weighted average options outstanding                                       10,870                  11,803
      Anti-dilutive options                                                        (317)                   (528)
      Shares assumed to be repurchased using the treasury stock method
                                                                                 (4,523)                 (6,051)
      Shares assumed to be repurchased to reflect the effects of tax
        benefits                                                                 (1,826)                 (1,104)
                                                                              ---------               ---------
   Weighted average number of common and common equivalent shares
                                                                                 76,897                  74,491
                                                                              =========               =========

   Diluted earnings per common share                                          $    2.46               $    0.06
                                                                              =========               =========

STATEMENT OF CASH FLOWS

         The Company recorded noncash tax benefits from exercises of common stock options aggregating approximately $4.4 million and $606,000 during the quarters ended March 31, 2000 and 1999, respectively. The Company also recorded noncash tax benefits from the recognition of $10.3 million in compensation expense related to the sale of its microelectronics engineering group. Such expenses were the result of the acceleration of unvested stock options for employees who were transferred in the sale.

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

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which the Company is required to adopt in 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts for hedging activities. As of March 31, 2000, the Company had no derivative instruments nor had it engaged in hedging activities, but it will continue to evaluate the effects of adopting SFAS No. 133.

2. CONCENTRATION OF CREDIT RISK AND COMMITMENTS, MAJOR CUSTOMERS AND PRODUCTS

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

         Credit is extended based on an evaluation of the customer's financial condition and, in general, collateral is not required. In those instances where the Company has extended longer-term financing, the Company has a security interest in the equipment sold. Credit losses are provided for in the financial statements and consistently have been minimal. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.

         During the first quarter of 2000, the Company made long-term financing commitments to two of its customers. For one customer, the Company agreed to finance $4.2 million of equipment purchases, at an interest rate of 10.5% for a term of four-and-one-half years, with no payments during the initial six months. At March 31, 2000, the full amount of this facility was outstanding. The Company also committed to assist this customer with obtaining third party equipment financing facilities of $45.0 million. As part of this commitment, the Company has agreed to accept recourse of up to 30% of such facilities. In addition, the Company committed to provide working capital loans of up to 30% of the draws under any such facilities.

         For another customer, the Company committed to a multiple-advance term loan facility of up to $100.0 million over a four year term. The loan is to be repaid in sixteen quarterly installments beginning on its third anniversary. Interest is due quarterly in arrears and is based upon the 90 day LIBOR rate plus 4.25%. Prepayments are permitted without penalty, subject to written 30-day notice, and a minimum prepayment of $1.0 million. The Company has a first security interest in all equipment purchased with proceeds from the facility. As of March 31, 2000, $2.3 million had been extended under this commitment.

        Comparative product revenues as a percentage of sales during the three months ended March 31, 2000 and 1999 were:

                                                THREE MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                  2000                1999
                                                -------              ------

  HiGain / ETSI                                     44%                 52%
  Subscriber Carrier                                30%                 31%
  Campus                                             7%                  5%
  Megabit Access                                     3%                  3%
  Avidia                                            11%                  0%
  OEM                                                4%                  2%
  Royalty/Other                                      1%                  7%
                                                -------              ------
  Total Revenues                                   100%                100%
                                                =======              ======

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

         Export sales represented 39% and 21% of product revenue during the three months ended March 31, 2000 and 1999, respectively. Product sales by geographical region is summarized as follows:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                         2000             1999
                                                        -------          -------
                                                             (IN THOUSANDS)
United States                                           $36,899          $44,750
Canada                                                   11,401            5,656
Other international                                      12,390            6,390
                                                        -------          -------
Total product revenues                                   60,690           56,796
Royalty income and technology and licensing fees           --              4,100
                                                        -------          -------
Total revenues                                          $60,690          $60,896
                                                        =======          =======

3. SALE OF MICROELECTRONICS ENGINEERING GROUP

         On January 21, 2000, the Company signed a definitive agreement with GlobeSpan, Inc. ("GlobeSpan") for GlobeSpan to purchase the Company's microelectronics engineering group. The purchase price was a combination of 3,243,591 shares of GlobeSpan common stock (adjusted to reflect a three-for-one stock split as of February 29, 2000) and a seven-year $90.0 million subordinated convertible promissory note. The sale of the microelectronics engineering group to GlobeSpan closed on February 24, 2000. Based upon the closing sale price on The Nasdaq Stock Market(SM) on February 24, 2000, the value of stock the Company received was approximately $255.7 million. The GlobeSpan stock is not currently registered, and, therefore, PairGain is restricted in its ability to sell the shares. The agreement grants PairGain both demand and piggyback registration rights. On March 5, 2000, PairGain placed a demand on GlobeSpan to register these shares. Based upon the closing sale price on The Nasdaq Stock Market(SM) on March 31, 2000, the value of the GlobeSpan common stock was approximately $330.6 million and is included in short-term investments in current assets as of March 31, 2000.

         Prior to August 24, 2000, the outstanding principal and interest under the promissory note may be prepaid, in whole or in part, by GlobeSpan. After August 24, 2000, GlobeSpan may only prepay the principal and interest under the promissory note in conjunction with a sale of GlobeSpan or the sale by GlobeSpan of securities where the gross proceeds from such sale of securities are at least $30.0 million. In addition, after August 24, 2000, the balance of the note is convertible at the Company's option into shares of GlobeSpan's common stock at a conversion price of $30.83 per share (adjusted to reflect a three-for-one stock split as of February 29, 2000). The note accrues interest at 5% per annum, payable at maturity, which is February 24, 2007, or upon earlier prepayment or conversion. The Company believes that the note will be prepaid in full prior to August 24, 2000 due to the low conversion price in comparison to the market price of the stock. Therefore the note is included as a note receivable in current assets as of March 31, 2000. As a result of the $345.7 million received for the microelectronics engineering group less expenses related to the transaction of $17.1 million, the Company recorded a gain on the sale of $328.6 million. The gain is included as non-operating income for the three months ended March 31, 2000.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

4. SHORT-TERM INVESTMENTS

         Short-term investments as of March 31, 2000 and December 31, 1999 are summarized as follows:

                                                    GROSS        GROSS
                                                  UNREALIZED   UNREALIZED
                                        COST        GAINS        LOSSES      FAIR VALUE
                                      --------    ----------   ----------    ----------
                                                      (IN THOUSANDS)
MARCH 31, 2000
     Municipal bonds                  $105,809     $      7     $   (484)     $105,332
     Common stock                      255,702       74,943         --         330,645
                                      --------     --------     --------      --------
   Total short-term investments       $361,511     $ 74,950     $   (484)     $435,977
                                      ========     ========     ========      ========

DECEMBER 31, 1999
     Municipal bonds                  $105,525     $      7     $   (482)     $105,050
                                      ========     ========     ========      ========

         There were no realized gains or losses on short-term investments during the three months ended March 31, 2000 and 1999. Unrealized holding gains (losses) on short-term investments, net of tax, included in accumulated other comprehensive loss in stockholders' equity at March 31, 2000 and December 31, 1999 were $44.7 million and ($314,000), respectively.

5. INVENTORIES

         Inventories consist of the following:

                                     MARCH 31,    DECEMBER 31,
                                       2000          1999
                                     ---------    -----------
                                           (IN THOUSANDS)

         Finished goods              $  17,406     $  16,013
         Work in process                 6,659         7,686
         Raw materials                  20,003        16,586
                                     ---------     ---------
                                     $  44,068     $  40,285
                                     =========     =========

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

6. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of:

                                                              MARCH 31,     DECEMBER 31,
                                                                2000           1999
                                                              --------      -----------
                                                                  (IN THOUSANDS)

         Land                                                 $  1,995        $  1,995
         Building                                                2,939           2,939
         Production and engineering equipment                   30,576          27,632
         Computers, software, furniture and other               21,642          21,012
         Leasehold improvements                                  6,248           6,405
                                                              --------        --------
                                                                63,400          59,983
         Less accumulated depreciation and amortization        (35,427)        (33,461)
                                                              --------        --------
                                                              $ 27,973        $ 26,522
                                                              ========        ========

7. PURCHASE OF CERTAIN ASSETS AND OPERATIONS FROM THIRD PARTY

         In March 2000, the Company, through its wholly-owned subsidiary, PairGain Canada, Inc., a Canadian corporation, purchased certain assets and operations from ABL Canada Inc., a Canadian corporation ("ABL"), related to ABL's SONET Multiplexing and Access Products. The Company paid an aggregate of $10.4 million for the assets and operations, of which $10.0 million was recorded as Goodwill. The Goodwill will be amortized on a straight-line basis over seven years from the date of purchase.

8. LONG-TERM INVESTMENTS

     ANDA Networks, Inc.

         In March 1999, the Company made a minority investment in ANDA Networks, Inc., a California-based privately-held company which develops next generation access systems. The Company purchased 2,500,000 shares of ANDA's Series C Preferred Stock for an aggregate of $5.0 million. At March 31, 2000, the Company's holdings represented approximately 5.2% of ANDA's total outstanding stock.

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

     @Link Communications

         In July 1999, the Company made a minority investment in @Link Communications ("@Link"), a Wisconsin-based privately-held Competitive Local Exchange Carrier (CLEC) which provides xDSL-based data communications networking services for businesses, internet service providers and network integrators. The Company purchased 3,874,416 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $833,000. The Company purchased an additional 2,582,944 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $556,000 in December 1999 and again in February 2000. Per an agreement between the companies reached in March 2000, the Company sold 4,391,000 shares back to @Link for $1.4 million, realizing a gain of $472,000. Under the March 2000 agreement, the Company has agreed to sell back to @Link the remaining 4,649,300 shares for an aggregate price of $1.5 million following @Link's purchase of and payment for $25.0 million worth of PairGain equipment. The Company will sell this stock back to @Link in five equal installments, upon receipt of payment for each additional $5.0 million of the Company's equipment purchased. In addition, the Company has agreed to finance $4.2 million worth of equipment purchases in the near term, and to structure equipment financing for an additional $45.0 million of equipment purchases from PairGain. At March 31, 2000, the Company's holdings represented approximately 1.4% of @Link's total outstanding stock.

     Analog and Digital Devices Telecommunications, Inc.

         In December 1999, the Company issued a note to Analog and Digital Devices Telecommunications, Inc. ("ADDT"), a California-based privately-held company that designs and manufactures modems used for the delivery of DSL services. The Company issued ADDT a $2.0 million secured promissory note which bears interest at prime (9.0% at March 31, 2000). The Company received a warrant for the right to purchase up to 7.5% of ADDT shares for $2.0 million. The Company committed to lend ADDT an additional $2.0 million in April 2000. At that time, the Company will receive a warrant for the right to purchase an additional 7.5% of ADDT shares. Principal payment on the note will begin after January 1, 2002, with the final payment occurring on or before December 16, 2004.

     Commitment

         The Company has a commitment to purchase $21.0 million of redeemable preferred stock from one of its customers. The Company will fund the investment through five quarterly payments of up to $4.0 million beginning June 30, 2000, with subsequent payments on the last day of each quarter thereafter, and one investment of $1.0 million on September 30, 2001. The redeemable preferred stock has a dividend payable quarterly in arrears at a variable rate based upon the 90 day LIBOR rate plus 4.25%. The redeemable preferred stock is redeemable beginning June 30, 2003, in sixteen quarterly installments of $1.3 million each. The redeemable preferred stock may be redeemed in whole or in part prior to June 30, 2003, without penalty, subject to a 30 day notice and a minimum redemption amount of $1.0 million.

9. ACCRUED EXPENSES

         Accrued expenses consist of:

                                                         MARCH 31,     DECEMBER 31,
                                                           2000           1999
                                                         ---------     -----------
                                                              (IN THOUSANDS)

         Accrued compensation and related expenses       $  22,005       $  11,797
         Accrued warranty                                    3,732           3,971
         Other accrued expenses                              3,698           3,321
                                                         ---------       ---------
                                                         $  29,435       $  19,089
                                                         =========       =========

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

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

11. TERMINATION OF JOINT TECHNOLOGY DEVELOPMENT

         In November 1999, the Company announced its decision to sell its microelectronics engineering group, designers of integrated circuits and software for DSL applications. In this regard, the Company signed a Mutual Release and Settlement Agreement with a third party to terminate a Memorandum of Understanding between the two companies for a joint technology development. In consideration of the settlement, the Company agreed to pay up to $3.5 million to the other party. Of that amount, $2.5 million was paid in November 1999 and was recorded in general and administrative expense for the year ended December 31, 1999. The additional payment of $1.0 million, which became due upon the signing of the agreement to sell the microelectronics engineering group on February 24, 2000, was paid in the first quarter of 2000 and was included in expenses incurred related to the sale of the microelectronics group.

12. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

         The gross amount and related tax effects allocated to each component of other comprehensive income (loss) consist of:

                                                                     THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------------------------------------------------------------
                                                           2000                                          1999
                                       ------------------------------------------     -------------------------------------------
                                       GROSS AMOUNT     INCOME TAX     NET AMOUNT     GROSS AMOUNT     INCOME TAX      NET AMOUNT
                                       ------------     ----------     ----------     ------------     ----------      ----------
                                                                         (IN THOUSANDS)
Foreign currency translation
  adjustments                            $   (401)       $   --         $   (401)       $    121        $   --          $    121

Unrealized gains (losses)
  on securities:
  Unrealized holding gains
    (losses) arising during period         74,941          29,947         44,994            (147)            (65)            (82)
  Reclassification adjustment for
    losses included in net income            --              --             --              --              --              --
                                         --------       --------        --------        --------        --------        --------
Net unrealized gains (losses)
  on securities                            74,941          29,947         44,994            (147)            (65)            (82)
                                         --------       --------        --------        --------        --------        --------

Other comprehensive income
  (loss)                                 $ 74,540        $ 29,947       $ 44,593        $    (26)       $    (65)       $     39
                                         ========       ========        ========        ========        ========        ========

                           PAIRGAIN TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)

         The components of accumulated other comprehensive income (loss) at March 31, 2000 and December 31, 1999 included foreign currency translation adjustments and unrealized gains (losses) on securities.

                                                       FOREIGN                          ACCUMULATED
                                                      CURRENCY      UNREALIZED GAINS       OTHER
                                                     TRANSLATION      (LOSSES) ON      COMPREHENSIVE
                                                      ADJUSTMENT       SECURITIES      INCOME (LOSS)
                                                     -----------    ----------------   -------------
                                                                     (IN THOUSANDS)

Balance at December 31, 1999                         $    (1,842)    $        (314)    $     (2,156)
Other comprehensive income (loss) for the three
     months ended March 31, 2000                            (401)           44,994           44,593
                                                     -----------     -------------     ------------

Balance at March 31, 2000                            $    (2,243)    $      44,680     $     42,437
                                                     ===========     =============     ============

13. PENDING MERGER

         On February 23, 2000, the Company and ADC Telecommunications, Inc., a Minnesota corporation ("ADC"), announced that they had executed an Agreement and Plan of Merger, dated as of February 22, 2000 (the "Merger Agreement"), by and among PairGain, ADC and Roman Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ADC ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into PairGain and PairGain will survive the merger as a wholly-owned subsidiary of ADC. As a result of the merger, each share of PairGain's common stock issued and outstanding immediately prior to the effective time of the merger (other than any shares owned by ADC or its subsidiaries) will be automatically converted into the right to receive 0.43 shares of ADC common stock. The merger is expected to be treated as a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling-of-interests. The consummation of the transaction is subject to a number of conditions, including approval of the Merger Agreement by PairGain's stockholders and receipt of applicable regulatory approvals. The merger is expected to close during ADC's third quarter ending July 31, 2000.

                                 PART I: ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           PAIRGAIN TECHNOLOGIES, INC.


    The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the private securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in PairGain's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of PairGain.

    The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in PairGain. You are urged to carefully review and consider the various disclosures made by us in this Report and in our other filings with the SEC, including our 1999 Form 10-K, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect our business.

RESULTS OF OPERATIONS (quarter ended March 31, 2000, compared to quarter ended March 31, 1999)

GAIN ON SALE OF MICROELECTRONICS ENGINEERING GROUP

         On January 21, 2000, PairGain signed a definitive agreement with GlobeSpan, Inc. ("GlobeSpan) for GlobeSpan to purchase our microelectronics engineering group. We received 3,243,591 shares of GlobeSpan common stock and a $90.0 million seven-year subordinated convertible promissory note in exchange for substantially all of our assets relating to our microelectronics engineering group. The sale of the microelectronics engineering group to GlobeSpan closed on February 24, 2000. Based upon the closing sale price on The Nasdaq Stock Market(SM) on February 24, 2000, the value of stock PairGain received was approximately $255.7 million.

         The microelectronics engineering group consisted of 39 employees and assets with a net book value of approximately $2.1 million, including $1.5 million in patent technology. In connection with the transaction, we agreed to pay bonuses to and to accelerate the vesting of stock options for the employees who were transferred to GlobeSpan. We paid bonuses to the former employees aggregating $386,000 at the closing of the sale, and will pay $525,000 at the one-year anniversary and $1.7 million at the two-year anniversary. We recognized an expense of approximately $10.3 million related to the acceleration of the stock options which occurred as of the date of the closing. Other expenses related to the transaction included $750,000 in investment banking fees, $350,000 in legal, accounting and other fees and $1.0 million related to the termination of a joint development agreement. As a result of the $345.7 million received for the microelectronics engineering group less the expenses related to the transaction, we recorded a gain on the sale of $328.6 million which is included as non-operating income for the three months ended March 31, 2000.

         PairGain established a Profit Sharing Plan in 1996. Under the terms of the Profit Sharing Plan, a pool equal to 2.5% of pre-tax income was established for payments to be made on a pro rata basis, based on the amount of each participant's base compensation. Plan participants must be employed by PairGain as of the date of the Profit Sharing payment. Due to the gain on the sale of the microelectronics engineering group, we accrued $8.0 million for the Profit Sharing payment during the first quarter of 2000. This accrual was allocated to cost of sales and operating expense categories based upon each participant's expense department classification.

REVENUES

         Revenues for the three months ended March 31, 2000 were $60.7 million, compared to $60.9 million for the three months ended March 31, 1999. Revenues during the first quarter of 2000 consisted entirely of product revenues, an increase of 7% compared to product revenues of $56.8 million in the first quarter of 1999. First quarter 2000 revenues for the PG-Plus, Avidia, Campus, Megabit Access and ETSI product lines increased when compared to the first quarter of 1999. Product revenues from shipments of PG-Plus products more than doubled when compared to the revenues in the first quarter of 1999. This increase was the result of a 35% increase in PG-Plus units shipped and a 49% increase in average selling prices. Revenues from shipments of Avidia products aggregated $6.8 million in the first quarter of 2000 compared to $131,000 in the comparable 1999 quarter. First quarter 2000 revenues from shipments of Campus products increased 32% over the 1999 quarter, the result of a 57% increase in unit shipments offset by a 16% decrease in average selling prices. Revenues from shipments of Megabit Access products increased 35% over the prior year quarter, due to a 129% increase in unit shipments offset by a 46% decrease in average selling prices. ETSI revenues increased 68% in the first quarter of 2000 compared to the same 1999 quarter. ETSI unit shipments increased 136% while average selling prices decreased 29%.

         Product revenues for the HiGain, PG-Flex and PG-2 product lines for the three months ended March 31, 2000 decreased when compared to the comparable 1999 quarter. Average selling prices of the HiGain products for the first quarter of 2000 decreased 13% when compared to the March 1999 quarter, and unit shipments decreased 9% resulting in a 22% decline in HiGain revenues. Revenues from shipments of PG-Flex products decreased 46% in the 2000 quarter compared to the first quarter of 1999, due to a 34% decrease in average selling prices and a 17% decrease in unit shipments. First quarter 2000 revenues from shipments of PG-2 products decreased 31% compared to the 1999 quarter, the result of a 29% decrease in unit shipments and a 3% decrease in average selling prices.

         Revenue from royalty and technology fees in the first quarter of 1999 was $4.1 million, the result of an agreement entered into for licensing of our Falcon chip in the first quarter of 1998. There was no revenue from royalty and technology fees in the first quarter of 2000.

GROSS PROFIT

         Gross profit represents total revenues for a period, including royalty income and technology fees, less the cost of revenues for such period. Cost of revenues represents primarily product costs, together with associated overhead expenditures and provisions for inventory and related reserves. Gross profit decreased to $18.9 million for the three months ended March 31, 2000 compared to $25.5 million for the same period in the prior year. As a percentage of revenues, gross profit was 31% for the quarter ended March 31, 2000, a decline from 42% in the first quarter of 1999. Excluding profit sharing accruals of $1.7 million charged to cost of revenues, gross profit for the first quarter of 2000 was 34%, consistent with the 34% gross profit for the fourth quarter of 1999. The decrease in gross margin and gross margin percentage in the first quarter of 2000 compared to the first quarter of 1999 was largely the result of decreases in average selling prices across almost all product lines and the absence of higher margin royalty income. We expect that increased competition will continue to place downward pressure on average selling prices. To the extent that we are unable to offset these decreases with our cost reduction efforts, or to introduce and sell new products with higher gross product margins, we will continue to experience a decline in our gross margin.

OPERATING EXPENSES

         Operating expenses increased $13.2 million, or 61%, for the three months ended March 31, 2000 as compared with the same period in the prior year. Included operating expenses in the first quarter of 2000 were an expense accrual of approximately $6.3 million for employee profit sharing benefits, $119,000 in goodwill amortization related to PairGain's purchase of certain assets of ABL Canada, Inc. and $248,000 in expenses associated with the proposed merger with ADC Telecommunications, Inc. The majority of the increase in expense levels was related to the addition of personnel. As a percentage of revenues, operating expenses increased to 57% in the 2000 period from 35% in the comparable 1999 quarter.

         Research and development expense increased 66%, to $16.8 million, for the three months ended March 31, 2000, compared to $10.1 million in the prior year period. Half of this increase was the result of a $3.4 million expense accrual for profit sharing benefits. In addition, accruals for bonuses related to the Avidia engineering group and retention programs for all engineering personnel aggregated $1.1 million. The remainder of the increase related to the addition of personnel, outside development consulting fees, external engineering charges and increased prototype expenditures related to the Avidia and HDSL2 products. Research and development expense as a percentage of revenues was 28% in the 2000 quarter compared to 17% in the comparable 1999 period.

         Selling and marketing expense increased 60% to $12.7 million in the 2000 quarter compared to $7.9 million in the prior year quarter. Almost half of the increase in selling and marketing expense levels was the result of a $2.3 million expense accrual for profit sharing benefits recorded in the first quarter of 2000. The remainder of the increase in selling and marketing expense levels was primarily due to the addition of personnel, principally in the Global Services group and the Avidia and Subscriber Carrier product line management group, and the associated increase in salaries, benefits and travel expenses. Costs related to the expansion of PairGain's presence in the international market increased 16% from the prior year period, excluding the profit sharing accrual. Selling and marketing expense as a percentage of revenues was 21% in the 2000 quarter compared to 13% in the first quarter of 1999.

         General and administrative expense increased 39% to $5.0 million for the quarter ended March 31, 2000 compared to $3.6 million in the same period in the prior year. Included in first quarter 2000 expenses was a $617,000 expense accrual for profit sharing benefits. The remainder of the increases resulted from higher payroll levels due to the reclassification of upper management personnel to general and administrative departments and increases in payments to information management consulting firms. As a percentage of revenues, general and administrative expense was 8% in the first quarter of 2000 compared to 6% in the comparable 1999 period.

GOODWILL AMORTIZATION

         In March 2000, PairGain, through our wholly-owned subsidiary, PairGain Canada, Inc., a Canadian corporation, purchased certain assets and operations from ABL Canada Inc. related to their SONET Multiplexing and Access Products. We paid an aggregate of $10.4 million for the assets and operations, of which $10.0 million was recorded as Goodwill. The Goodwill will be amortized on a straight-line basis over seven years from the date of purchase. During the first quarter of 2000, goodwill amortization was $119,000.

MERGER EXPENSES

         On February 23, 2000, PairGain and ADC Telecommunications, Inc. announced that we had executed an Agreement and Plan of Merger, dated as of February 22, 2000. The proposed merger is subject to a number of conditions and is expected to close during ADC's third quarter ending July 31, 2000. During the first quarter of 2000, PairGain recorded $248,000 in expenses associated with the proposed merger. For more information on the merger, see the paragraph entitled "Subsequent Event" on the following page.

INCOME FROM OPERATIONS

         As a result of the overall increase in operating expenses and the reduction in gross margin, we recorded a loss from operations of $15.9 million for the quarter ended March 31, 2000 compared to income from operations of $3.9 million for the same 1999 quarter. As a percentage of revenues, income from operations was 6% in the 1999 quarter.

INTEREST AND OTHER INCOME, NET

         Net interest income increased to $2.4 million for the three months ended March 31, 1999 from $2.1 million in the 1998 quarter. The increase in interest income was the result of increased average cash balances.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $126.3 million, for the three months ended March 31, 2000, compared to $2.2 million for the same period in the prior year. PairGain's estimated effective tax rate for the first quarter of 2000 was 40% compared to 34% for the three months ended March 31, 1999. The increase in the tax rate was largely the result of the gain on the sale of the microelectronics group, which made non-taxable interest and research and development credits a smaller proportion of pre-tax income.

NET INCOME AND EARNINGS PER SHARE

         Net income for the three months ended March 31, 2000 was $189.4 million compared to $4.2 million for the 1999 quarter.

         Basic earnings per share for the three months ended March 31, 2000 were $2.61 per share, compared to $0.06 per share for the 1999 quarter.

         The weighted average number of common shares outstanding was 72.7 million and 70.4 million for the three months ended March 31, 2000 and 1999, respectively. This increase in common shares was attributable to the exercise of stock options and the issuance of shares under the Employee Stock Purchase Plan.

         Dilutive earnings per share, which take into account the dilutive effects of common stock options and warrants, were $2.46 per share and $0.06 per share for the three months ended March 31, 2000 and 1999, respectively. The weighted average number of common and common equivalent shares outstanding were
76.9 million in 2000 and 74.5 million in 1999.

PENDING MERGER

         On February 23, 2000, PairGain and ADC Telecommunications, Inc., a Minnesota corporation ("ADC"), announced that we had executed an Agreement and Plan of Merger, dated as of February 22, 2000 (the "Merger Agreement"), by and among PairGain, ADC and Roman Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ADC ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into PairGain and PairGain will survive the merger as a wholly-owned subsidiary of ADC. As a result of the merger, each share of PairGain's common stock issued and outstanding immediately prior to the effective time of the merger (other than any shares owned by ADC or its subsidiaries) will be automatically converted into the right to receive 0.43 shares of ADC common stock. The merger is expected to be treated as a reorganization for federal income tax purposes and to be accounted for as a pooling-of-interests. The consummation of the transaction is subject to a number of conditions, including approval of the Merger Agreement by PairGain's stockholders and receipt of applicable regulatory approvals. The merger is expected to close during ADC's third quarter ending July 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, PairGain had $493.4 million in cash, cash equivalents and short-term investments and $495.9 million in working capital. This is an increase of $301.8 million in cash, cash equivalents and short-term investments and $236.3 million in working capital compared to the December 31, 1999 amounts. These increases resulted primarily from the receipt of stock, valued at $330.6 million as of March 31, 2000, and a $90.0 million note for the sale of the microelectronics engineering group, and $4.0 million from the issuance of stock under our 1993 Stock Option Plan and Employee Stock Purchase Plan. These receipts were offset by cash used in operations of $17.5 million, capital expenditures of $4.4 million, the purchase of certain assets and operations from a third party for $10.4 million and long-term investments of $556,000.

         Accounts receivable increased to $33.4 million at March 31, 2000, compared to $28.9 million at December 31, 1999. The increase in receivables was primarily due to a larger proportion of total revenue for the 2000 quarter being shipped during the last four weeks of the quarter. Accounts receivable days outstanding were 50 at March 31, 2000 compared to 51 days at December 31, 1999. Gross inventories increased $2.5 million to $54.1 million at March 31, 2000 compared to $51.6 million at December 31, 1999. Raw materials increased $3.6 million, offset by decreases of $800,000 in work in process and $278,000 in finished goods. Reserves for inventory obsolescence, excess quantities, cost reductions and test and evaluation inventories decreased $1.3 million to $10.0 at March 31, 2000 compared to $11.3 million at December 31, 1999. The decrease in these reserves was the result of a loss on the sale of certain component inventory and the disposal of obsolete inventory. Net inventory turns increased to four times for the first quarter of 2000 versus three times in the 1999 quarter.

         During the first quarter of 2000, capital expenditures, primarily related to the purchase of test equipment and computer software and hardware, were $4.4 million, offset by disposals of $1.0 million related to the sale of the microelectronics group to GlobeSpan. Capital expenditures in the 1999 quarter aggregated approximately $2.7 million and were primarily related to the purchase of computer hardware and software and test equipment.

         On January 21, 2000, we signed a definitive agreement with GlobeSpan for GlobeSpan to purchase our microelectronics engineering group. The purchase price was a combination of 3,243,591 shares of GlobeSpan common stock (adjusted to reflect a three-for-one stock split as of February 29, 2000) and a seven-year $90.0 million subordinated convertible promissory note. The sale of the microelectronics engineering group to GlobeSpan closed on February 24, 2000. Based upon the closing sale price on The Nasdaq Stock Market(SM) on February 24, 2000, the value of stock we received was approximately $255.7 million. The GlobeSpan stock is not currently registered, and, therefore, we are restricted in our ability to sell the shares. The agreement grants us both demand and piggyback registration rights. On March 5, 2000, we placed a demand on GlobeSpan to register these shares. Prior to August 24, 2000, the outstanding principal and interest under the promissory note may be prepaid, in whole or in part, by GlobeSpan. After August 24, 2000, GlobeSpan may only prepay the principal and interest under the promissory note in conjunction with a sale of GlobeSpan or the sale by GlobeSpan of securities where the gross proceeds from such sale of securities are at least $30.0 million. In addition, after August 24, 2000, the balance of the note is convertible at our option into shares of GlobeSpan's common stock at a conversion price of $30.83 per share (adjusted to reflect a three-for-one stock split as of February 29, 2000). The note accrues interest at 5% per annum, payable at maturity, which is February 24, 2007, or upon earlier prepayment or conversion.

         In March 2000, PairGain, through our wholly-owned subsidiary, PairGain Canada, Inc., a Canadian corporation, purchased certain assets and operations from ABL Canada Inc. related to their SONET Multiplexing and Access Products. We paid an aggregate of $10.4 million for the assets and operations, of which $10.0 million was recorded as Goodwill. The Goodwill will be amortized on a straight-line basis over seven years from the date of purchase.

         Accounts payable and other current liabilities increased to $174.8 million at March 31, 2000 from $30.4 million at December 31, 1999. The increase related primarily to accruals for income taxes payable and deferred income taxes associated with the gain on the sale of the microelectronics engineering group and an $8.0 million expense accrual for profit sharing for the current year.

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

         In March 1999, we made a minority investment in ANDA Networks, Inc., a California-based privately-held company which develops next generation access systems. We purchased 2,500,000 shares of ANDA's Series C Preferred Stock for an aggregate of $5.0 million.

         In July 1999, we made a minority investment in @Link Communications ("@Link"), a Wisconsin-based privately-held Competitive Local Exchange Carrier
(CLEC) which provides xDSL-based data communications networking services for businesses, internet service providers and network integrators. We purchased 3,874,416 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $833,000. We purchased an additional 2,582,944 shares of @Link's Series A Convertible Preferred Stock for an aggregate of $556,000 in December 1999 and again in February 2000. Per an agreement reached in March 2000, we sold 4,391,000 shares back to @Link for $1.4 million, realizing a gain of $472,000. Under the March 2000 agreement, we agreed to sell back to @Link the remaining 4,649,300 shares for an aggregate price of $1.5 million following @Link's purchase of and payment for $25.0 million worth of our equipment. We will sell this stock back to @Link in five equal installments, upon receipt of payment for each additional $5.0 million of PairGain equipment purchased. In addition, we agreed to finance $4.2 million worth of equipment purchases in the near term, and to structure equipment financing for an additional $45.0 million of equipment purchases from us.

         In December 1999, we issued a note to Analog and Digital Devices Telecommunications, Inc. ("ADDT"), a California-based privately-held company that designs and manufactures modems used for the delivery of DSL services. We issued ADDT a $2.0 million secured promissory note which bears interest at prime (9.0% at March 31, 2000). We received a warrant for the right to purchase up to 7.5% of ADDT shares for $2.0 million. We committed to lend ADDT an additional $2.0 million in April 2000, which was paid on April 24, 2000. At that time, we received a warrant for the right to purchase an additional 7.5% of ADDT shares. Principal payment on the note will begin after January 1, 2002, with the final payment occurring on or before December 16, 2004.

         Network operators worldwide are requiring their suppliers to provide them with long-term financing. As described in Note 2 of the Consolidated Financial Statements, we have made commitments to provide long-term financing to two of our customers. As we sell more system-level products to these customers, the need for customer financing may become a factor. We may finance these requests either directly or through arrangements with third parties. We believe that we have adequate resources to provide the requested financings as they are required. To date, we have made commitments to extend financing to our customers in the amount of $125.2 million, of which $6.4 million had been drawn upon as of March 31, 2000.

         We believe that our current cash, cash equivalents and short-term investment balances and internally generated cash flow will be sufficient to meet our working capital and capital expenditure requirements through 2000. To the extent that our existing resources, together with future earnings, are insufficient to fund our future activities, we may need to raise additional funds through public or private financings.

                                 PART I: ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           PAIRGAIN TECHNOLOGIES, INC.


         At March 31, 2000, we had fixed income securities, including those classified as cash equivalents, of $157.3 million. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

         We limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum average maturity of the fixed income securities within our investment portfolio is limited by policy to 36 months. The guidelines also establish credit quality standards, limits on exposure to one issue, issuer, as well as the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, the exposure to market and credit risk is not expected to be material. Accordingly, we do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

         In addition to the fixed income securities held as of March 31, 2000, we held 3,243,591 shares of GlobeSpan common stock received in exchange for our microelectronics engineering group. The stock is subject to market fluctuations and has historically been volatile. Based upon the closing sale price on The Nasdaq Stock Market(SM) on February 24, 2000, the value of stock we received was approximately $255.7 million. The GlobeSpan stock is not currently registered, and, therefore, we are restricted in our ability to sell the shares. The agreement grants us both demand and piggyback registration rights. On March 5, 2000, we placed a demand on GlobeSpan to register these shares. Based upon the closing sale price on The Nasdaq Stock Market(SM) on March 31, 2000, the value of the GlobeSpan common stock was approximately $330.6 million. We have not used derivative financial instruments to manage the fluctuation of the stock price and the resulting value of the stock on our balance sheet.

                           PART II. OTHER INFORMATION

                           PAIRGAIN TECHNOLOGIES, INC.

Item 1.  Legal Proceedings

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

              27.1  Financial Data Schedule

         (B)  Reports on Form 8-K

              A Form 8-K was filed on January 28, 2000 citing Item 5, Other Events, to announce that we had entered into an agreement to sell assets related to our microelectronics engineering group to GlobeSpan, Inc.

              A Form 8-K was filed on February 28, 2000 citing Item 5, Other Events, to announce and file an Agreement and Plan of Merger between PairGain and ADC Telecommunications, Inc.

              A Form 8-K was filed on March 10, 2000 citing Item 2, Acquisition or Disposition of Assets, following the closing of the agreement signed in January 2000 for the sale assets related to our microelectronics engineering group to GlobeSpan, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                Signature                                        Title                                     Date
                ---------                                        -----                                     ----



           /s/ Michael Pascoe                       President, Chief Executive Officer                  May 15, 2000
------------------------------------------                     and Director
             Michael Pascoe                            (Principal Executive Officer)
              (Registrant)


           /s/ Robert R. Price                    Senior Vice President, Chief Financial                May 15, 2000
------------------------------------------                 Officer and Secretary
             Robert R. Price                          (Principal Accounting Officer)



           /s/ Howard S. Flagg                     Executive Vice President and Director                May 15, 2000
------------------------------------------
             Howard S. Flagg


          /s/ Benedict A. Itri                                   Director                               May 15, 2000
------------------------------------------
            Benedict A. Itri


           /s/ Howard G. Bubb                                    Director                               May 15, 2000
------------------------------------------
             Howard G. Bubb


           /s/ Robert C. Hawk                                    Director                               May 15, 2000
------------------------------------------
             Robert C. Hawk


           /s/ Robert A. Hoff                                    Director                               May 15, 2000
------------------------------------------
             Robert A. Hoff


            /s/ B. Allen Lay                                     Director                               May 15, 2000
------------------------------------------
              B. Allen Lay

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 27.1                              Financial Data Schedule